Form 10-Q
period 1997-08-30
LOCH HARRIS INC
filed 1997-11-24
CIK 766347

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 10549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
Commission file number 2-96829-D

LOCH HARRIS, INC.,
(Exact name of registrant as specified in its charter)


Nevada                             87-0418799
(State or other jurisdiction      (MS Employer ID No.)
of incorporation or organization)

515 Capital of Texas Highway, #245
Austin, Texas 78746
(Address of principal executive offices)

Registrant's telephone number, including area code:
512-328-7808

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No


As of September 30, 1997 there were 93,929,385 shares of the Registrant's Common Stock outstanding.


Part 1 Financial Information
Item 1 Financial Statements "Exhibit X'

 * Notes to Consolidated Financial Statements
 * Forecast and Performa Financial "Exhibit B"

Management's Discussion and Analysis of Financial
Condition and Results of Operations and
Forecasted Consolidated Pro Forma.

It is the opinion of management that significant growth in net worth has been added to the company, and Loch Harris, Inc. continues to operate without debt.

A. AgraTech International's bid was accepted to acquire the largest herd of pureblood Tuli beef cattle in the North American Continent. The accepted bid , upon closing, will purchase the herd from court appointed receivers. The herd, which includes 60 purebred bulls, 55 heifers and cows, and 400 cryogenically suspended pureblood embryos has been conservatively appraised at $4,500,000.00. First year revenue from the sale of embryos, pureblood bulls and semen is forecasted at $2,500,000.

B. The Company has completed its addition of Aerodyne Mexico S.A. and US Aerodyne, Ltd. has begun delivery of the solar water pumps.
Approximately 1600 units will be delivered over the next three years at an anticipated first year revenue of $3,500,000. US Aerodyne, Ltd. received $
1,000,000.00 in equity transfer for
a ten percent (10%) stock ownership in US Aerodyne, Ltd. (domestic company only).

C. PetroTech International, Inc. is presently in negotiations to acquire a major Oklahoma oil reclamation company. PetroTech has identified additional reserves behind the pipe in its Oklahoma leasehold and has begun operations of overhaul and infield exploration. PetroTech anticipates first year revenue of $900,000.00 from sale of crude and natural gas and related business ventures.

D.  P. C. Sentry 93000 has made significant
developmental strides in its graphical interface and user-defined response conversion and real time data acquisition and has informed management of its ability to deliver the 1997 updated version by early 1998.

E.  Substance Detection technology through Chemical
Detection Systems is nearing the end of
Stage 2 of Research and Development. It has developed an extraordinary combination of cutting-edge sampling and computer technology that enables immediate monitoring of more than 25 chemical substances simultaneously without physical separation or contact.
This is reported in status only as no asset base is being reported at the present time until process is completed into the company.

Loch Harris, Inc. is nearing the end of a four-year acquisition, research and development program which has positioned it as an aggressive incubator company with the ability of each subsidiary to stand alone in the market place. It is management's opinion that the company can expect significant revenue to begin as planned from all subsidiary companies within the next quarter. The company has added management personnel and is on schedule.


Part II Other Information

Item 6. Exhibits and Reports on Form 8-K
a) Exhibits A             Financial Statements
b) Reports on Form 8-K    Submitted Simultaneously

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

LOCH HARRIS, INC., Registrant

Dr. R. B. Baker, President and CEO

Mark E. Baker, Secretary




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997

Principles of Consolidation

The accompanying financial statements include the accounts of Loch Harris, Inc., and its wholly owned subsidiaries US Aerodyne, Ltd., P.C. Sentry, Inc.,
AgraTech International, Inc, PetroTech Resources
International, Inc and InfoTech Systems International,
Inc.  The consolidated balance sheet as of September
30,1997 and the related statements of income for the three-month period then ended are unaudited.

In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

  The addition by acquisition of the pureblood
Tuli beef cattle by AgraTech are reported at actual cost basis and the addition of assets are reflected at current market value in these notes:

US Aerodyne, Ltd.

April, 1997 the company acquired US Aerodyne, Ltd. an
Arizona based company with a successful track record in marketing, assembly, field engineering, design, installation and servicing project-oriented, custom photovoltaic (solar) power and pumping systems. Loch
Harris is adding digital instrumentation and applying the sophistication of PC Sentry 93000 technology to the Aerodyne systems to multiply their applications and markets.

Aerodyne has fielded and managed the largest photovoltaic-powered water-pumping project in the world. It is one of the most experienced private sector companies in the industry in field engineering and installation, including commercial, agricultural, communications, residential, military, and oil and gas photovoltaic applications. The company has created numerous design innovations, including portable, insulated battery storage vaults, portable photovoltaic array structures, portable electronic instrumentation shelter, a variety of electronic devices to increase system efficiency, and a modular power system that reduces electronics costs by up to 30 percent, increases system reliability and allows greater operating flexibility. Aerodyne recently began delivery against orders for pumping units in Mexico expected to exceed 1600 units at an average price of $9,500.00 per unit. Delivery on the first unit was September and the second is presently in route.

Actual Current Value   $2,450,000

Oklahoma and Texas Oil and Gas Leaseholds

On May 16, 1997, the company closed on the purchase of 19 producing oil and gas leaseholds in East Central
Oklahoma, containing approximately 1,800 contiguous acres of producing, proved developed, proved undeveloped and behind-the-pipe reserves. There are approximately 8 billion cubic feet of gas (8 BCFG) and 956,000 barrels of oil, discounted at twelve percent
(12%). For book value the Company uses a figure of $14.00/bbl. for oil and $2.50/mcf gas, with future earnings conservatively estimated in excess of $30 million. Current prices for crude oil and natural gas on the producing wells range from $18.50 to $21.00 per barrel for crude and $2.40- $3.10 per mmcf for natural gas. Current production cash flow will be used to equip and produce additional wells. Current value has been increased this quarter based on internal analysis of the reserve studies.

Actual Current Value 			$38,384,000 *
(Proven Developed, Proven Undeveloped, Proven Behind-the-Pipe)

* PetroTech's revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate.
These prices are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. Energy markets have historically been volatile, and there can be no assurance that prices will not be subject to wide fluctuations in the future.

AgraTech Tuli JV

In the last quarter the company announced and reported a joint venture developing the gene pool of a hybrid cattle. This venture was funded in the amount of $ 75,000.00 cash. The asset was reported at a cost basis of $ 325,000.00 representing additional internal company cost On or about August 1, 1997, certain irregularities were discovered in the transaction.
Evidence existed for a possible appropriation of funds outside the scope of the authorized venture. Notice of termination of the venture for cause was transmitted. August 28, 1997 an 8-K was filed. Since the filing of the 8K, Loch Harris has filed appropriate court papers. There has been no conclusion to the controversy. Accountants elected to not change the reported base as the $ 75,000.00 has been expended and an asset still exists pending outcome of the ensuing litigation.

Actual Current Value  $750,000

AgraTech International, Tuli Purchase

August 1997 and September 1997 AgraTech completed its bid through the court appointed receivers for the largest collection of Tuli pureblood cattle and embryos on the North American Continent.

The herd consists of 60 Bulls and bull calves, 55 heifers and cows, and 400 cryogenically suspended embryos. Actual Cash Value of this herd has been estimated by known experts in the field and based on comparable 1997 sales of live Tuli cattle and embryos in the United States.

Actual Current Value  $6,740,000

The actual value of Loch Harris, Inc is presently $
48,324,000 however the company reports using the cost basis, which brings the company's value to $13,019,677. No reservations have been made for income tax, including the use of tax loss carry forwards reported presently at $3,785,000. Tax loss carry forward is based on tax losses incurred in Natural Gas Exploration and Production and the change as reported in the previous quarter represents the natural loss of exemption due to non-use as determined by the Internal Revenue Service.

The financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the company's annual financial statements and notes.