Form 10KSB/A
period 1996-12-31
LOCH HARRIS INC
filed 1999-01-05
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR  ENDED DECEMBER 31, 1996,     Commission file No. 0-18866

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                            87-04118799
             -----------------                     -----------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation  or  organization)             Identification  No.)

                                 14205 Burnet Rd.
                               --------------------
                    (Address of principal executive offices)

                               Austin, Texas 78728
                               --------------------
                     (Address of previous executive offices)

                                 (512) 328-7808
                               --------------------
              (Registrant's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common Stock $0.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  [X]                         NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10 KSB, or any amendment to this Form 10-KSB. [X]

Registrant's  revenue  for  the  1996  Fiscal  Year:  $-0-

As of April 15, 1997, the registrant had 70,564,385 shares of its $.01 par value Common Stock outstanding. On that date approximately 47,000,000 shares were held by non-affiliates which had a fair market value of $.12 per share.

                                   FORM 10-KSB

                                     PART I
ITEM  I  -  BUSINESS

Business  Development
---------------------
Loch Harris, Inc. (the Company or Registrant) was incorporated under Nevada law as Green Resources, Inc. on March 13, 1985, which merged with Innovative Health Care Products Corporation, a Colorado corporation on June 16, 1986. The name was changed in July of 1986 to Eclectix, which merged in 1988 with Loch Harris Energy, Inc., a Delaware corporation involved in oil and gas operations. The name was changed to Loch Harris, Inc. in September of 1988.

Business  of  Issuer
--------------------
The initial health and medical business declined prior to the 1988 merger. The subsequent oil and gas operations ceased by late 1989 due to unfavorable industry conditions and the drastic fall in oil and gas prices. Loch Harris, Inc. elected to remain inactive until restructuring efforts initiated in 1992 were completed.

In September of 1993, the Registrant acquired for common stock P.C. Sentry, Inc., a Texas corporation which had developed a sophisticated computer surveillance monitoring system (Sentry 93000 Notification System). In November 1993, Registrant purchased with common stock an electronic telephone message software program (InfoNotes).

At the end of 1996, the Registrant was attempting to raise additional capital to continue to develop the Sentry 93000 Notification System and InfoNotes system and was negotiating an acquisition and/or merger with an oil and gas operation which did not materialize. Competition existed within the software industry; however, the Registrant minimized competition by the uniqueness of its products. The Registrant did not incur any research and development costs during the 1996 fiscal year. There are no significant effects on Company operations from environmental regulations. At December 31, 1996, the Registrant had no employees.

ITEM  2  -  PROPERTIES

As  of  December  31,  1996,  the  Registrant  did  not  own  real  property.

ITEM  3  -  LEGAL  PROCEEDINGS

As  of  December  31,  1996,  there  were no material pending legal proceedings.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the fourth quarter of fiscal year 1996, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

Registrant issues common stock with dividends and voting rights which is listed for trading on the Over-the-Counter Bulletin Board (OTC:BB).

On September 16, 1996, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 100,000,000 shares at $0.01 par value per share.

As of December 31, 1996, there were 542 shareholders of record. The Company did not declare a cash dividend for the two fiscal years ending December 31, 1996 and 1995, or for the quarter ended March 31, 1997.

The following table indicates the range of high and low closing bid information for the Registrants common stock, as obtained from National Quotation Bureau, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     Closing Bid
                   ---------------
Period Ending         High  Low
--------------------  ----  ---
March 31, 1995         .02  .01
June 30, 1995          .01  .01
September 30, 1995     .01  .01
December 31, 1995      .08  .01

March 31, 1996         .10  .03
June 30, 1996          .03  .03
September 30, 1996     .06  .02
December 31, 1996      .04  .02

March 31, 1997         .12  .04

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The cash requirements of the Registrant are minimal at the present time due to consultants agreeing to accept common stock for payment of services. To properly provide for research and development of its software products and expand its operations, the Company will be required to raise additional funds during the next twelve months. The Company anticipates obtaining operating funds through additional significant capital contributions by interested investors.

Realizing that various software firms are emerging in the industry, the Registrant plans to put substantial time and energy into making sure products and programs are unique enough to minimize competition. As of December 31, 1996, there are relatively few companies with similar products. At the end of this fiscal period, management is committed to continue the development of the Sentry 93000 Notification System and InfoNotes system and plans to extend the company into the acquisitions of other state-of-the-art technologies. Management plans to position the company as an incubator of consumer need technologies by providing research and development of various technologies. Several subsidiary companies are planned for the year 1997.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Reports  of  Independent  Auditors                                          5

Consolidated Balance Sheet as of December 31, 1996                          6

Consolidated Statements of Operations for the years ended
December  31,  1996  and  1995                                              7

Consolidated Statements of Shareholders' Equity for Each of the
Two  Years  Ended  December  31,  1996                                      8

Consolidated Statement of Cash Flows for Each of the Two Years
Ended  December  31,  1996                                                  9

Notes to the Consolidated Financial Statements                             10

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

To  the  Board  of  Directors
Loch  Harris,  Inc.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Loch Harris, Inc. (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loch Harris, Inc. as of December 31, 1996, and the results of their operations and cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1996 and 1995, and current liabilities exceed current assets by $92,644 at December 31, 1996, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

As more fully described in Note 8, subsequent to the issuance of the Company's December 31, 1996 and 1995, financial statements and reports of predecessor auditors thereon dated April 15, 1997 and February 16, 1996, respectively, we became aware that those financial statements did not reflect certain adjustments as described in Note 8. In the predecessor auditors original reports they expressed qualified opinions on the December 31, 1996 and 1995, financial statements .Our opinion on the revised statements, as expressed herein, is unqualified considering the effects of the fourth paragraph above.

                                /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
December  23,  1998

                                LOCH HARRIS, INC.
                      CONSOLIDATED BALANCE SHEET (RESTATED)
                                DECEMBER 31, 1996

                         ASSETS
                         ------
Equipment, net (Note 2)                                $          7,600

Other Assets: (Note 3)
Computer software and intangible assets                               -
                                                       -----------------

Total assets                                           $          7,600
                                                       =================

             LIABILITIES AND SHAREHOLDER'S DEFICIT
-----------------------------------------------------

Current liabilities:
Accounts payable                                       $        100,244
                                                       -----------------

Shareholder's Equity:
Common stock, $.01 par value; 100,000,000 shares
authorized; 70,564,385 shares issued and outstanding            705,644
Additional paid in capital                                    9,811,603
Retained deficit                                            (10,609,891)
                                                       -----------------

Total shareholder's deficit                                 (    92,644)
                                                       -----------------

Total liabilities and shareholder's deficit            $          7,600
                                                       =================

                                       LOCH HARRIS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                             YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                               1996                1995
                                                       -------------------  -------------------
Revenues                                               $                -   $                -
                                                       -------------------  -------------------

Operating expenses:
General and administrative                                        156,943              115,901
Depreciation and amortization                                     540,061              540,061
Impairment of long-lived assets                                   930,439                    -
                                                       -------------------  -------------------

Total operating expenses                                        1,627,443              655,962
                                                       -------------------  -------------------

Net loss                                               $     (  1,627,443)  $    (     655,962)
                                                       ===================  ===================

Basic and diluted net loss per share                   $(             .03)  $(             .01)
                                                       ===================  ===================

Basic and diluted weighted average shares outstanding          59,827,947           47,183,228
                                                       ===================  ===================

                                            LOCH HARRIS, INC.
                        CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (RESTATED)
                                  YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                              Retained
                                   Number of               Additional         Earnings
                                    Shares     Amount    Paid In Capital      (Deficit)         Total
                                  ----------   ------   ---------------   --------------   --------------
BALANCE AT DECEMBER 31, 1994     43,916,055  $  87,832  $    10,156,560   $ (  8,326,486)  $   1,917,906

Common stock issued for:
Services                          8,328,330     16,657           93,465                -         110,122
Cash                              2,640,000      5,280            1,320                -           6,600

Net loss                                  -          -                -    (     655,962)    (   655,962)
                                 ----------  ---------  ----------------  ---------------  --------------

BALANCE AT DECEMBER 31, 1995:    54,884,385  $ 109,769  $    10,251,345   $ (  8,982,448)  $   1,378,666

Increase in par value of common
stock to $0.01 per share                  -    564,515   (      564,515)               -               -

Common stock issued for:
Services                         15,601,467     31,203          109,341                -         140,544
Cash                                 78,533        157              432                -             589

Stock options issued                      -          -           15,000                -          15,000

Net loss                                  -          -                -     (  1,627,443)     (1,627,443)
                                 ----------  ---------  ----------------  ---------------  --------------

BALANCE AT DECEMBER 31, 1996     70,564,385  $ 705,644  $     9,811,603   $  (10,609,891)  $(     92,644)
                                 ==========  =========  ================  ===============  ==============

                                 LOCH HARRIS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                       YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         1996            1995
                                                   ----------------  --------------
Cash flows from operating activities:
Net loss                                           $    (1,627,443)  $    (655,962)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                              540,061         540,061
Impairment of long-lived assets                            930,439               -
Common stock issued for services                           140,544         110,122
Stock options granted for services                          15,000               -
Increase (decrease) in accounts payable                          -    (         38)
                                                   ----------------  --------------

Net cash used for operating activities:              (       1,399)     (    5,817)
                                                   ----------------  --------------

Cash flows from investing activities:
Acquisition of property and equipment                            -               -
                                                   ----------------  --------------

Cash flows from financing activities:
Proceeds from sale of common stock                             589           6,600
                                                   ----------------  --------------

Net increase (decrease) in cash                     (          810)            783

Cash and cash equivalents - beginning of year                  810              27
                                                   ----------------  --------------

Cash and cash equivalents - end of year            $             -   $         810
                                                   ================  ==============

Supplemental disclosures of cash flow information
Common stock issued for services                   $       140,544   $     110,122
                                                   ================  ==============
Stock options issued for services                  $        15,000   $           -
                                                   ================  ==============

                                LOCH HARRIS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  ORGANIZATION:
Loch Harris, Inc. (the "Company") (formerly Eclectix, Inc.) was organized under the laws of the State of Nevada on March 13, 1985. On July 31, 1988, Eclectix, Inc. entered into an agreement and plan of reorganization with the shareholders of Loch Harris Energy, Inc., in which Eclectix, Inc. acquired 100% of the common stock of Loch Harris Energy, Inc. As part of the reorganization, Eclectix, Inc. changed its name to Loch Harris, Inc.

Prior to 1990, the Company was involved in the acquisition, development, and production of oil and gas reserves. During 1989, severe economic conditions forced the Company to cease operations and the Company remained in a dormant state until 1993. During the year ended December 31, 1993, the Company purchased P.C. Sentry, Inc. which owned an advanced electronic monitoring and notification system (Sentry 93000). Also the Company purchased an electronic telephone message software program (InfoNotes). The Company is involved in research and development of the intellectual properties, particularly computer software solutions.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $1,627,443 and $655,962 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company's current liabilities exceeded its current assets. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to research and development of the software and other capital acquisitions and improvements.

During 1997, the Company received $1,500,000 from the sale of common stock subject to Rule 144 restrictions. These funds along with the issuance of additional common stock will be used to provide operating expenses and purchase new products that will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings for the next year.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries P.C. Sentry, Inc., and Loch Harris Energy, Inc., which are both inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on December 31, 1996.

EQUIPMENT:
Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 7 years. Ordinary maintenance and repairs are expensed as incurred.

                                LOCH HARRIS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

REVENUE  RECOGNITION:
Revenues from the sale of the Company's computer software products are recognized when persuasive evidence of an arrangement exist, delivery has occurred, the customer fee is fixed and collection is probable. The Company did not have any revenues during the years ending December 31, 1996 and 1995.

INCOME  TAXES
The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change, if any, in deferred tax asset and liabilities is reflected in the statement of operations.

USE  OF  ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  results.

NEW  ACCOUNTING  PRONOUNCEMENTS:
In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of December 31, 1996, indicated there has been an impairment to the carrying value of these assets (see Note 3).

NOTE  2  -  EQUIPMENT
---------------------

Equipment  at  December  31,  1996,  consisted  of  the  following:

     Office  equipment                    $  18,524
     Less accumulated depreciation           10,924
                                            -------
     Net equipment                        $   7,600
                                            =======

Depreciation expense, which is calculated on a straight-line basis, was $2,731 for each year ended December 31, 1996 and 1995, respectively.

NOTE  3  -  COMPUTER  SOFTWARE  AND  INTANGIBLE  ASSETS
-------------------------------------------------------

Computer software and intangible assets consist of an advanced electronic monitoring and notification system and an electronic telephone message software program in the amount of $2,671,875 acquired in 1993. Amortization of capitalized costs is computed using the straight-line method over the remaining estimated economic life of the product of 5 years.

                                LOCH HARRIS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE  3  -  COMPUTER  SOFTWARE  AND  INTANGIBLE  ASSETS  -  CONTINUED
---------------------------------------------------------------------

Subsequent to the year ended December 31, 1996, the Company determined that significant cash requirements for additional research and development are required before the products would be available for sale. As a result of limited available resources and the need for significant research and development, Company's management made a thorough evaluation of the Company's operations, including among other things, the carrying value of long-lived assets. Effective December 31, 1996, management determined that based on the current market conditions and an analysis of the projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of its computer software and intangibles may not be recoverable. The resultant impairment of these long-lived assets necessitated a write-down of $930,439 of the assets acquired in 1993.

The Company recorded amortization of $537,330 for each year ended December 31, 1996 and 1995, respectively.

NOTE  4  -  SHAREHOLDER  EQUITY
-------------------------------

During the year ended December 31, 1996 and 1995, the Company issued 15,601,467 and 8,328,330 shares of common stock subject to Rule 144 for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings as applied under APB No. 25 in the amount of $140,544 and $110,122 for the years ended December 31, 1996 and 1995, respectively.

On September 16, 1998, the Company amended its articles of incorporation to change its authorized shares of common stock to 100,000,000 shares at $0.01 par value per share. The change necessitated an increase in common stock and a decrease in additional paid-in capital in the amount of $564,515.

NOTE  5  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of December 31, 1996, is presented below:

Options outstanding at December 31, 1995                    12,000,000
Options granted                                              1,500,000
Options exercised                                                    -
Options canceled                                                     -
                                                            ----------
Options outstanding and exercisable at December 31, 1996    13,500,000
                                                            ==========

The following table summarizes the information about the stock options as of December 31, 1996:

                                      Weighted
                                       Average     Weighted        Number        Weighted
Range of       Number                 Remaining     Average      Exercisable      Average
Exercise    outstanding      Date    Contractual Exercise Price      at        Exercise Price
  Price   at  December 31  Granted      Life     (Total Shares)  December 31   (Exer. Shares)
--------  ---------------  --------  ----------  --------------  ------------  ---------------
  .25        4,000,000    12/18/94    5 years       $  .25        4,000,000       $.25
  .25        4,000,000      6/1/95    5 years          .25        4,000,000        .25
  .25        4,000,000      7/1/95    5 years          .25        4,000,000        .25
  .01        1,000,000     7/26/96    5 years          .01        1,000,000        .01
  .01          500,000     7/26/96    5 years          .01          500,000        .01
==========  ----------    ========  ============    =========   --------------     ====
  .01-
  .25       13,500,000                5 years       $  .22       13,500,000      $ .22
==========  ----------              ============    =========   --------------     ====

                                LOCH HARRIS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE  5  -  STOCK  OPTIONS  AND  WARRANTS  -  CONTINUED
-------------------------------------------------------

All options were granted to consultants for services which expire in years 1999 through 2001.

Each  stock  option  granted  can  be  exercised  for one share of common stock.

Stock options to employees for the year ended December 31, 1996, have been recorded as compensation as applied under APB No. 25 in the amount of $15,000. The market value of stock options granted during the year ended December 31, 1995, exceeded the exercise price, therefore, no compensation has been recorded during the year ended December 31, 1995.

NOTE  6  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                       1996           1995
                                                  -------------  -------------
Computed at the expected statutory rate (credit)  $(   553,000)  $(   223,000)
Valuation allowance                                    553,000        223,000
                                                  -------------  -------------
Income tax                                        $          -   $          -
                                                  =============  =============

Deferred tax assets are as follows:
Net operating loss carryforward                   $ (3,607,363)  $ (3,054,032)
Valuation allowance                                  3,607,363      3,054,032
                                                  -------------  -------------
                                                  $          -   $          -
                                                  =============  =============

The Company had cumulative net operating loss carryforwards of $10,600,000 and $9,000,000 at December 31, 1996 and 1995, respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2002.

NOTE  7  -  EARNINGS  PER  SHARE
--------------------------------

The  following  data details  the  amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                1996        1995
                                             ----------  ----------
Weighted average number of common shares
issued in basic EPS                          59,827,947  47,183,228
Effect of dilutive securities:
Stock options                                         -           -
                                             ----------  ----------
Weighted average number of common shares
and dilutive potential common stock used in
diluted EPS                                  59,827,947  47,183,228
                                             ==========  ==========

Stock options convertible into 13,500,000 and 12,000,000 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1996 and 1995, respectively, because their effects were antidulutive.

                                LOCH HARRIS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE  8  -  RESTATED  FINANCIAL  STATEMENTS
-------------------------------------------

Subsequent to the year ended December 31, 1996, the Company determined that the life used to amortize computer software and intangibles purchased during 1993 should be five years. Also management determined that there was an impairment of the carrying value of computer software and intangibles and that the value should be written off (see Note 3). In addition, common stock authorized during the years ended December 31, 1996 and 1995, was not properly recorded for services and during the year ended December 31, 1996, common stock had not been corrected for the increase in the par value (see Note 4). Detailed below are the adjustments necessary to record the above corrections as included in the accompanying financial statements:

                                                           Balance  as
                                                            Previously                             Balance  as
Year Ended December 31, 1996                                 Reported          Adjustments          Adjusted
------------------------------------------------------  -------------------  ----------------  ------------------
Cash                                                    $     (         27)  $            27   $               -
Intangible assets                                                   14,775        (   14,775)                  -
Computer software                                                2,671,875        (2,671,875)                  -
Accumulated amortization                                      (    434,174)          434,174                   -
Note payable to related parties                                     16,600        (   16,600)                  -
Common stock                                                       112,429           593,215             705,644
Additional paid-in capital                                      10,567,549        (  755,946)          9,811,603
Retained earnings (deficit)                                   (  8,536,773)       (2,073,118)       ( 10,609,891)
General and administrative expenses                                 75,137            81,806             156,943
Depreciation and amortization                                      136,323           403,738             540,061
Impairment of long-lived assets                                          -           930,439             930,439
Net loss                                                $     (    211,460)  $    (1,415,983)  $    (  1,627,443)
                                                        ===================  ================  ==================

Basic and diluted loss per share                        $             0.00   $    (     0.03)  $    (       0.03)
                                                        ===================  ================  ==================

Basic and diluted weighted average shares outstanding           56,214,385         3,613,562          59,827,947
                                                        ===================  ================  ==================

Year Ended December 31, 1995
------------------------------------------------------
Accumulated amortization                                $    (     300,582)  $   (   918,299)  $    (  1,218,881)
Note payable to related parties                                      6,600       (     6,600)                  -
Common stock                                                        82,107            27,660             109,767
Additional paid-in capital                                      10,156,559            94,785          10,251,344
Retained earnings (deficit)                                  (   7,948,301)      (   378,184)       (  8,326,485)
General and administrative expenses                                  5,779           110,122             115,901
Depreciation and amortization                                      136,323           403,738             540,061
Net loss                                                $    (     142,102)  $   (   513,861)  $    (    655,962)
                                                        ===================  ================  ==================

Basic and diluted loss per share                        $             0.00   $(         0.01)  $(           0.01)
                                                        ===================  ================  ==================

Basic and diluted weighted average shares outstanding           41,053,555         6,129,673          47,183,228
                                                        ===================  ================  ==================

ITEM  8  -  CHANGES  IN/DISAGREEMENTS  WITH  ACCOUNTANTS

See  8K  filed  November  16,  1998,  for  change  in  auditors.

                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS

The following table identifies the Company's directors and executive officers as of December 31, 1996.

                                                    Periods of
        Name            Age         Title             Service
------------------  ----------  --------------    ---------------
R.B. Baker              71        President       1988 to present
                                  CEO
                                  Treasurer
                                  Director
Rodney Ford             45        Vice President  1990 to present
                                  Director
Rodney A. Williams      47        Secretary       1993 to present
                                  Director

None of the above named directors hold directorships in other reporting companies. All directors serve until the next annual meeting of stockholders and the concurrent election of directors. All officers serve at the pleasure of the Board of Directors.

R.B. Baker has been President and director of the Company since 1988. He has also served as shareholder relations director since 1988. His background in public relations, human resources, management, travel, real estate, investments and finance equips him to serve as leader of the Company.

Rodney Ford has been an affiliated with the Company for approximately 6 years. He is past president and co-founder of P.C. Sentry, Inc. and co-developer of the Sentry 93000 Notification System. He has technical and managerial experience in computer operating systems development, scientific computing, discrete event simulation and automated manufacturing systems development. As an analyst with IEX Corporation, Mr. Ford was involved in the development of a telecommunications project for AT&T and network maintenance terminal for an airborne telephone system for GTE Airfone. Mr. Ford is the former owner of Southern Precision MFG., Inc. and was founder, president and technical director of Radix Development Associates, a software development firm providing solutions for the oil and gas industry.

Rodney A. Williams has served the Company since 1993. He is a highly qualified executive in several industries with specialized skills in product development, manufacturing, cost analysis, sales and marketing. The scope of his 18 years of experience also encompasses financial consulting, system integration, software and systems development and corporate mergers and acquisitions. He has expertise in corporate personnel management, operations and corporate financial administration. Mr. Williams held an executive position with three oil and gas firms and two broker/dealer firms and is licensed as a NASD principal. He is currently involved with the continued development of the Sentry 93000 Notification System.

ITEM  10  -  EXECUTIVE  COMPENSATION

The following table summarizes compensation paid during the last three fiscal years to Registrant's executive officers and directors.

Name                                                               Securities
and                                                    Restricted  Underlying               All Other
Principal                                Other Annual    Stock      Options       LTIP       Compen-
Position          Year  Salary   Bonus   Compensation   Awards       SARs        Payouts      sation
----------------  ----  -------  ------  -------------  -------  -----------  -----------  ----------
R.B. Baker - CEO  1996  $     -  $    -  $           -  $27,000  $    10,000  $         -  $        -
                  1995  $     -  $    -  $           -  $45,000  $         -  $         -  $        -
                  1994  $     -  $    -  $           -  $     -  $         -  $         -  $        -

ITEM  11-  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

                        Name and          Amount and
                       address of         nature of
                       beneficial         beneficial  Percent of
Title of class           owner              owner        Class
--------------  ------------------------  ----------  -----------
Common          R.B. Baker                 7,200,000        10.2%
                14205 Burnet Rd.            shares
                Austin, TX 78728

Common          Rodney Williams            4,000,000         5.7%
                803 Dulwich  shares
                Austin, TX 78748

Common          Harris Partners, Ltd.     15,250,000        21.6%
                587 Hummingbird Ln          shares
                Fredericksburg, TX 78624


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the year ended December 31, 1996 and 1995, the Company issued common stock to Harris Partners, Ltd. for consulting services in the amount of $105,000 and $10,000, respectively.

                                     PART IV

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None