Form 10KSB/A
period 1996-12-31
LOCH HARRIS INC
filed 1999-01-19
CIK 766347

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

                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                              87-0418799
           -----------------                       -----------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                                14205 Burnet Rd.
                                -----------------
                    (Address of principal executive offices)

                               Austin, Texas 78728
                               -------------------
                     (Address of previous executive offices)

                                 (512) 328-7808
                               -------------------
              (Registrant's telephone number, including area code)

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

As of April 15, 1997, the registrant had 94,564,385 shares of its $.01 par value Common Stock outstanding. On that date approximately 47,000,000 shares were held by non-affiliates which had a fair market value of $.12 per share.

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

In September of 1993, the Registrant acquired for common stock P.C. Sentry, Inc., a Texas corporation, which had developed a sophisticated computer surveillance monitoring system (Sentry 93000 Notification System). In November 1993, Registrant purchased with common stock an electronic telephone message software program (InfoNotes).

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

On August 8, 1996, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 100,000,000 shares at $0.01 par value per share.

As of December 31, 1996, there were 542 shareholders of record. The Company did not declare a cash dividend for the two fiscal years ending December 31, 1996 and 1995, or for the quarter ended March 31, 1997.

The following table indicates the range of high and low closing bid information for the Registrant's common stock, as obtained from National Quotation Bureau, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                    Closing Bid
                   -------------
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

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page
Report of Independent Auditors                                      5

Consolidated Balance Sheet as of December 31, 1996                  6

Consolidated Statements of Operations for the years ended
December 31, 1996 and 1995                                          7

Consolidated Statements of Shareholders' Equity for Each of the
Two Years Ended December 31, 1996                                   8

Consolidated Statement of Cash Flows for Each of the Two Years
Ended December 31, 1996                                             9

Notes to Consolidated Financial Statements                         10

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

As more fully described in Note 8, subsequent to the issuance of the Company's restated December 31, 1996, financial statements and our report thereon dated December 23, 1998, we became aware that those financial statements did not reflect certain adjustments as described in Note 8. In our report we expressed an unqualified opinion on the December 31, 1996, financial statements .Our opinion on the revised statements, as expressed herein, is unqualified considering the effects of the fourth paragraph above.

                                /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
January  15,  1999


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
                                                       =================

  LIABILITIES AND SHAREHOLDER'S DEFICIT
  --------------------------------------

Current liabilities:
  Accounts payable                                     $        100,244
                                                       -----------------

Shareholder's Equity:
  Common stock, $.01 par value; 100,000,000 shares
  authorized; 94,564,385 shares issued and outstanding          945,644
  Additional paid in capital                                  9,691,603
  Retained deficit                                          (10,729,891)
                                                       -----------------

  Total shareholder's deficit                            (       92,644)
                                                       -----------------

  Total liabilities and shareholder's deficit          $          7,600
                                                       =================

                                       LOCH HARRIS, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

                                                                    1996                1995
                                                       -------------------  -------------------

Revenues                                                  $          -         $          -
                                                       -------------------  -------------------
Operating expenses:
  General and administrative                                      276,943              115,901
  Depreciation and amortization                                   540,061              540,061
  Impairment of long-lived assets                                 930,439                    -
                                                       -------------------  -------------------

Total operating expenses                                        1,747,443              655,962
                                                       -------------------  -------------------

Net loss                                               $     (  1,747,443)  $    (     655,962)
                                                       ===================  ===================

Basic and diluted net loss per share                   $(             .03)  $(             .01)
                                                       ===================  ===================

Basic and diluted weighted average shares outstanding          69,230,686           47,183,228
                                                       ===================  ===================

                                             LOCH HARRIS, INC.
                              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

                                                                              Retained
                                  Number of                Additional         Earnings
                                   Shares     Amount     Paid In Capital      (Deficit)         Total
                                 ----------  ---------  -----------------  ---------------  --------------
BALANCE AT DECEMBER 31, 1994     43,916,055  $  87,832  $     10,156,560   $ (  8,326,486)  $   1,917,906

Common stock issued for:
  Services                        8,328,330     16,657            93,465                -         110,122
  Cash                            2,640,000      5,280             1,320                -           6,600

Net loss                                  -          -                 -    (     655,962)    (   655,962)
                                 ----------  ---------  -----------------  ---------------  --------------

BALANCE AT DECEMBER 31, 1995:    54,884,385  $ 109,769  $     10,251,345   $ (  8,982,448)  $   1,378,666

Common stock issued for:
  Services                       39,601,467     79,203           181,341                -         260,544
  Cash                               78,533        157               432                -             589

Increase in par value of common
  stock to $0.01 per share                -    756,515    (      756,515)               -               -

Stock options issued                      -          -            15,000                -          15,000

Net loss                                  -          -                 -     (  1,747,443)     (1,747,443)
                                 ----------  ---------  -----------------  ---------------  --------------

BALANCE AT DECEMBER 31, 1996     94,564,385  $ 945,644  $      9,691,603   $  (10,729,891)  $(     92,644)
                                 ==========  =========  =================  ===============  ==============

                                 LOCH HARRIS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

                                                         1996             1995
                                                   ----------------  --------------

Cash flows from operating activities:
  Net loss                                         $    (1,747,443)  $    (655,962)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                            540,061         540,061
  Impairment of long-lived assets                          930,439               -
  Common stock issued for services                         260,544         110,122
  Stock options granted for services                        15,000               -
  Increase (decrease) in accounts payable                        -    (         38)
                                                   ----------------  --------------

Net cash used for operating activities:              (       1,399)     (    5,817)
                                                   ----------------  --------------

Cash flows from investing activities:
  Acquisition of property and equipment                          -               -
                                                   ----------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                           589           6,600
                                                   ----------------  --------------

Net increase (decrease) in cash                     (          810)            783

Cash and cash equivalents - beginning of year                  810              27
                                                   ----------------  --------------

Cash and cash equivalents - end of year            $             -   $         810
                                                   ================  ==============

Supplemental disclosures of cash flow information
  Common stock issued for services                 $       260,544   $     110,122
                                                   ================  ==============
  Stock options issued for services                $        15,000   $           -
                                                   ================  ==============

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

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

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company has incurred net losses of $1,747,443 and $655,962 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company's current liabilities exceeded its current assets. These factors create a substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's obtaining additional financing to fund the expenses related to research and development of the software and other capital acquisitions and improvements.

During 1997, the Company received $1,500,000 from the sale of an option to purchase products from the Company. These funds along with the issuance of additional common stock will be used to provide operating expenses and purchase new products that will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings for the next year.

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

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

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
-------------------------------

During the year ended December 31, 1996 and 1995, the Company issued 39,601,467 and 8,328,330 shares of common stock subject to Rule 144 for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings as applied under APB No. 25 in the amount of $260,544 and $110,122 for the years ended December 31, 1996 and 1995, respectively.

On August 8, 1996, the Company amended its articles of incorporation to change its authorized shares of common stock to 100,000,000 shares at $0.01 par value per share. The change necessitated an increase in common stock and a decrease in additional paid-in capital in the amount of $756,515.

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
                                                          ==========

The following table summarizes the information about the stock options as of December 31, 1996:

                                              Weighted
                                               Average            Weighted             Number             Weighted
Range of          Number                      Remaining            Average           Exercisable           Average
Exercise       outstanding      Date         Contractual        Exercise Price            at            Exercise Price
Price         at December 31   Granted           Life           (Total Shares)       December 31        (Exer. Shares)
------------  --------------  ---------  --------------------  ----------------  --------------------  ----------------
 .25                4,000,000   12/18/94               5 years  $            .25             4,000,000  $            .25
 .25                4,000,000     6/1/95               5 years               .25             4,000,000               .25
 .25                4,000,000     7/1/95               5 years               .25             4,000,000               .25
 .01                1,000,000    7/26/96               5 years               .01             1,000,000               .01
 .01                  500,000    7/26/96               5 years               .01               500,000               .01
============  --------------  =========  ====================  ================  --------------------  ================
 .01-
        .25      13,500,000                           5 years  $            .22            13,500,000  $            .22
============  ==============             ====================  ================  ====================  ================

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

NOTE  5  -  STOCK  OPTIONS  AND  WARRANTS  -  CONTINUED
-------------------------------------------------------

All options were granted to consultants for services which expire in years 1999 through 2001.

Each  stock  option  granted  can  be  exercised  for one share of common stock.

Stock options to consultants for the year ended December 31, 1996, have been recorded as compensation as applied under APB No. 25 in the amount of $15,000. The market value of stock options granted during the year ended December 31, 1995, exceeded the exercise price, therefore, no compensation has been recorded during the year ended December 31, 1995.

NOTE  6  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                       1996           1995
                                                  -------------  -------------
Computed at the expected statutory rate (credit)  $(   594,000)  $(   223,000)
Valuation allowance                                    594,000        223,000
                                                  -------------  -------------
  Income tax                                      $          -   $          -
                                                  =============  =============

Deferred tax assets are as follows:
  Net operating loss carryforward                 $ (3,648,163)  $ (3,054,032)
  Valuation allowance                                3,648,163      3,054,032
                                                  -------------  -------------
                                                  $          -   $          -
                                                  =============  =============

The Company had cumulative net operating loss carryforwards of approximately $10,700,000 and $9,000,000 at December 31, 1996 and 1995, respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2002 and may be limited due to the types of business the Company may engage.

NOTE  7  -  EARNINGS  PER  SHARE
--------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                   1996        1995
                                             ----------  ----------
Weighted average number of common shares
issued in basic EPS                          69,230,686  47,183,228
Effect of dilutive securities:
Stock options                                         -           -
                                             ----------  ----------
Weighted average number of common shares
and dilutive potential common stock used in
diluted EPS                                  69,230,686  47,183,228
                                             ==========  ==========

Stock options convertible into 13,500,000 and 12,000,000 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1996 and 1995, respectively, because their effects were antidulutive.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1996 (RESTATED) AND 1995

NOTE  8  -  RESTATED  FINANCIAL  STATEMENTS
-------------------------------------------

Subsequent to filing the restated December 31, 1996, financial statements, the Company determined that common stock authorized during the year ended December 31, 1996, was not properly recorded for services and common stock had not been properly corrected for the increase in the par value (see Note 4). Detailed below are the adjustments necessary to record the above corrections as included in the accompanying financial statements:

                                                             Balance as
                                                             Previously          Balance as
Year Ended December 31, 1996                                  Reported          Adjustments          Adjusted
------------------------------------------------------  --------------------  ----------------  ------------------
Common stock                                                        705,644           240,000             945,644
Additional paid-in capital                                        9,811,603       (   120,000)          9,691,603
Retained earnings (deficit)                                    ( 10,609,891)      (   120,000)       ( 10,729,891)
General and administrative expenses                                 156,943           120,000             276,943
Net loss                                                $     (   1,627,443)  $   (   120,000)  $    (  1,747,443)
                                                        ====================  ================  ==================

Basic and diluted loss per share                        $(             0.03)  $(         0.00)  $(           0.03)
                                                        ====================  ================  ==================

Basic and diluted weighted average shares outstanding            59,827,947         9,402,739          69,230,686
                                                        ====================  ================  ==================

ITEM  8  -  CHANGES  IN/DISAGREEMENTS  WITH  ACCOUNTANTS

See  8K  filed  November  16,  1998,  for  change  in  auditors.

                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS

The following table identifies the Company's directors and executive officers as of December 31, 1996.

                                                     Periods of
  Name                   Age         Title             Service
                        -------  --------------   -----------------
  R.B. Baker               68      President        1988 to present
                                   CEO
                                   Treasurer
                                   Director
  Rodney Ford              45      Vice President   1990 to present
                                   Director
  Rodney A. Williams       47      Secretary        1993 to present
                                   Director

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

Name                                                                              Securities
and                                                                   Restricted  Underlying        All Other
Principal                                                Other Annual    Stock     Options   LTIP    Compen-
Position              Year        Salary       Bonus     Compensation    Awards    SARs     Payouts  sation
----------------  ------------  -----------  ----------  -------------  --------  -------  --------  -------
R.B. Baker - CEO          1996  $         -  $        -  $           -  $ 27,000  $10,000  $      -  $     -
                          1995  $         -  $        -  $           -  $ 45,000  $     -  $      -  $     -
                          1994  $         -  $        -  $           -  $      -  $     -  $      -  $     -

ITEM  11-  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

                                    Name and         Amount and
                                   address of        nature of
                                   beneficial        beneficial    Percent of
Title of class                        owner            owner          Class
----------------------------  ---------------------  ----------   -----------
Common                            R.B. Baker          7,200,000         7.6%
                                14205 Burnet Rd.       shares
                                Austin, TX 78728

Common                        Harris Partners, Ltd.   39,250,000        41.5%
                               587 Hummingbird Ln      shares
                            Fredericksburg, TX 78624

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the year ended December 31, 1996 and 1995, the Company issued common stock to Harris Partners, Ltd. for consulting services in the amount of $225,000 and $10,000, respectively.

                                     PART IV

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None