Form 10KSB
period 1997-06-30
LOCH HARRIS INC
filed 1999-03-23
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ]  Annual  Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
     Act  of  1934  For  the  fiscal  year  ended  ______________,   OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JANUARY 1, 1997 TO JUNE 30, 1997,

Commission  File  No.  0-18866
                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)
                   Nevada                                     87-0418799
         -------------------------                         -----------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation  or  organization)                     Identification  No.)

                                14205 Burnet Rd.
                               -------------------
                    (Address of principal executive offices)

                               Austin, Texas 78728
                               -------------------
                     (Address of previous executive offices)

                                 (512) 328-7808
                               -------------------
          (Issuer's  telephone  number,  including  area  code)


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common Stock $0.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES  [ ]  NO  [X}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10 KSB, or any amendment to this Form 10-KSB. [X]

Issuer  reported  no  revenue  for  the  six  months  ended  June  30,  1997.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and asked price of such common equity, as of March 15, 1999 is $5,067,096. On this date approximately 202,683,836 shares were held by non-affiliates.

 As of March 15, 1999, the issuer had 232,183,836 shares of its $0.01 par value Common Stock outstanding.

                                   FORM 10-KSB

                                     PART I
ITEM  I  -  BUSINESS

Business  Development
---------------------
Loch Harris, Inc. (the Company) was incorporated under Nevada law as Green Resources, Inc. on March 13, 1985, which merged with Innovative Health Care Products Corporation, a Colorado corporation on June 16, 1986. The name was changed in July of 1986 to Eclectix, which merged in 1988 with Loch Harris
Energy, Inc., a Delaware corporation involved in oil and gas operations. The name was changed to Loch Harris, Inc. in September of 1988.

Business  of  Issuer
--------------------
The initial health and medical business declined prior to the 1988 merger. The subsequent oil and gas operations ceased by late 1989 due to unfavorable industry conditions and the drastic fall in oil and gas prices. Loch Harris, Inc. elected to remain inactive until restructuring efforts initiated in 1992 were completed.

In September of 1993, the Company acquired for common stock P.C. Sentry, Inc., a Texas corporation, which had developed a sophisticated computer surveillance monitoring system (Sentry 93000 Notification System). In November 1993, Company purchased with common stock an electronic telephone message software program (InfoNotes). During the six months ended June 30, 1997, the Company patented certain technologies in relationship to the Sentry 93000 Notification System.

The Company established AgraTech International, Inc. in January of 1997 and InfoTech International Systems, Inc. in April of 1997, two wholly owned subsidiaries. In May 1997, the Company acquired, for common stock and cash, an interest in an Oklahoma oil and gas operation and purchased for cash select assets, including technology, designs and working papers for a solar pump, from a Nevada Corporation, U. S. Aerodyne. In June 1997, the Company entered into a joint venture agreement to purchase Tuli cattle for development and reproduction. Subsequent to June of 1997, the Company filed a lawsuit to obtain possession of a portion of the Tuli cattle herd. In December 1998, the joint venture was dissolved and the Company obtained 36 head of cattle and moved them to a ranch in Fredericksburg, Texas.

At June 30, 1997, the Company continued with development of the Sentry 93000 Notification and InfoNotes software systems, the Tuli cattle venture, the Oklahoma oil and gas operations and the solar pump models. The Company did not incur any research and development costs during the six months ended June 30, 1997. There are no significant effects on Company operations from environmental regulations. At June 30, 1997 the Company had five employees, including four officers.

ITEM  2  -  PROPERTIES

During the six months ended June 30, 1997, the Company purchased for $100,000 of cash and 4,000,000 shares of the Company's common stock, an 80% interest in leasehold estates in Okmulgee County, Oklahoma which includes existing equipment. Due to the restrictions on the common stock (Rule 144), the common stock was valued at 20% of the quoted stock price of $0.57 on the date of the sale. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive.

ITEM  3  -  LEGAL  PROCEEDINGS

As  of  June  30,  1997,  there  were  no  material  pending  legal proceedings.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the second quarter of 1997, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

The Company issues common stock with dividends and voting rights which is listed for trading on the Over-the-Counter Bulletin Board (OTC:BB).

On August 8, 1996, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 100,000,000 shares at $0.01 par value per share.

As of June 30, 1997, there were 498 shareholders of record. The Company did not declare a cash dividend for the six months ended June 30, 1997, for the year ended December 31,1996, or for the quarter ended September 30, 1997.

The following table indicates the range of high and low closing bid information for the Company's common stock, as obtained from National Quotation Bureau, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                     Closing Bid
                     -----------
Period Ending         High  Low
--------------------  ----  ---
March 31, 1996         .10  .03
June 30, 1996          .03  .03
September 30, 1996     .06  .02
December 31, 1996      .04  .02

March 31, 1997         .14  .12
June 30, 1997          .32  .30
September 30, 1997     .24  .19
December 31, 1997      .13  .09

March 31, 1998         .08  .06
June 30, 1998          .13  .06

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The cash requirements of the Company remain minimal at the present time due to consultants agreeing to accept common stock for payment of services. To properly provide for development of its products and expansion of its operations, the Company will be required to raise additional funds during the next twelve months. The Company anticipates obtaining operating funds through additional significant capital contributions by interested investors.

As of June 30, 1997, management is committed to continue the development of the Sentry 93000 Notification System and InfoNotes system, the Tuli cattle, the Oklahoma oil and gas operations and the solar pump models. Additionally, the Company plans to extend the company into the acquisitions of other state-of-the-art technologies. Several other subsidiary companies are planned for the remainder of 1997.

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors                                                5

Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996          6

Consolidated Statements of Operations for the six months ended
     June 30, 1997 and for the year ended December 31, 1996                   7

Consolidated Statements of Shareholders' Equity for the six months ended
     June 30, 1997 and for the year ended December 31, 1996                   8

Consolidated Statement of Cash Flows for the six months ended
     June 30, 1997 and for the year ended December 31, 1996                   9

Notes  to  Consolidated  Financial  Statements                               10

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors
Loch  Harris,  Inc.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Loch Harris, Inc. (the "Company") as of June 30, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1997 and the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loch Harris, Inc. as of June 30, 1997 and December 31, 1996, and the results of their operations and cash flows for the six months ended June 30, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations for the six months ended June 30, 1997 and the year ended December 31, 1996 and 1995, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                    /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
March  8,  1999

                                 LOCH HARRIS, INC.
                            CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1997 AND DECEMBER 31, 1996


                   ASSETS                                  1997           1996
                                                       -------------  -------------
Current assets
   Cash                                                $    354,716   $          -

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2 ):
      Proved undeveloped properties                         221,694              -
Property and equipment, net of
   accumulated depreciation (Note 3)                        112,342          7,600
Other assets (Note 4)                                        57,948              -
         Total assets                                  $    746,700   $      7,600
                                                       =============  =============


      LIABILITIES AND SHAREHOLDER'S DEFICIT
-----------------------------------------------------
Current liabilities:
   Accounts payable                                    $     36,765   $    100,244
   Accrued liabilities                                       18,442              -
                                                       -------------  -------------
      Total current liabilities                              55,207        100,244

Shareholder's equity:
   Common stock, $.01 par value;
      100,000,000 shares authorized;
      110,179,385 and 94,564,385 shares issued
       and outstanding, respectively (Note 5)             1,101,794        945,644
   Additional paid in capital (Note 5)                   11,723,508      9,691,603
   Retained deficit                                     (12,133,809)   (10,729,891)
      Total shareholder's deficit                           691,493        (92,644)
                                                       -------------  -------------
         Total liabilities and shareholder's deficit   $    746,700   $      7,600
                                                       =============  =============

                                 LOCH HARRIS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
        SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

                                                           1997           1996
                                                       -------------  ------------
Revenues                                               $          -   $         -
                                                       -------------  ------------
Operating expenses:
   General and administrative                               145,887       276,943
   Consulting services                                      833,677             -
   Salaries and benefits                                     45,630             -
   Depreciation and amortization                              3,035       540,061
   Write-off of abandoned properties                         37,371             -
   Impairment of long-lived assets                          338,318       930,439
                                                       -------------  ------------

Total operating expenses                                  1,403,918     1,747,443
                                                       -------------  ------------

Net loss                                               $ (1,403,918)  $(1,747,443)
                                                       =============  ============

Basic and diluted net loss per share                   $       (.01)  $      (.03)
                                                       =============  ============

Basic and diluted weighted average shares outstanding   100,909,302    69,230,686
                                                       =============  ============

                                              LOCH HARRIS, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                     SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

                                                                                 Retained
                                   Number of                  Additional         Earnings
                                    Shares       Amount     Paid in Capital      (Deficit)         Total
                                  -----------  ----------  -----------------  --------------  ---------------
BALANCE AT DECEMBER 31, 1995       54,884,385  $  109,769  $     10,251,345   $(  8,982,448)  $    1,378,666
Common stock issued for:
   Services                        39,601,467      79,203           181,341               -          260,544
   Cash                                78,533         157               432               -              589

Increase in par value of common
stock to $0.01 per share                    -     756,515        (  756,515)              -                -

Stock options issued                        -           -            15,000               -           15,000

Net loss                                    -           -                 -    (  1,747,443)     ( 1,747,443)
                                  -----------  ----------  -----------------  --------------  ---------------

BALANCE AT DECEMBER 31, 1996       94,564,385  $  945,644  $      9,691,603   $ (10,729,891)  $(      92,644)

Common stock issued for:
   Services                        11,615,000     116,150           606,840               -          722,990
   Purchases of property
       and equipment                4,000,000      40,000           416,000               -          456,000


Additional cash contribution                                                              -
    (Note5)                                 -           -         1,009,065                        1,009,065

Net loss                                    -           -                 -      (1,403,918)   (   1,403,918)
                                  -----------  ----------  -----------------  --------------  ---------------

BALANCE AT JUNE 30, 1997          110,179,385  $1,101,794  $     11,723,508   $ (12,133,809)  $      691,493
                                  ===========  ==========  =================  ==============  ===============

                                     LOCH HARRIS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

                                                                    1997          1996
                                                                ------------  ------------
Cash flows from operating activities:

   Net loss                                                     $(1,403,918)  $(1,747,443)
                                                                ------------  ------------
   Adjustments to reconcile net loss to net cash
   Provided by operating activities:
      Depreciation and amortization                                   3,034       540,061
      Impairment of long-lived assets                               338,318       930,439
      Common stock issued for services                              722,990       260,544
      Stock options granted for services                                  -        15,000
      Decrease in accounts payable                                  (63,479)            -
      Increase in accrued liabilities                                18,442             -
                                                                ------------  ------------
      Total adjustments                                           1,019,305     1,746,044

Net cash used for operating activities                             (384,613)       (1,399)

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment     (269,736)            -

Cash flows from financing activities:
      Contribution of capital                                     1,009,065             -
      Proceeds from sale of common stock                                  -           589
                                                                ------------  ------------

Net increase (decrease) in cash                                     354,716          (810)

Cash and cash equivalents - beginning of year                             -           810
                                                                ------------  ------------

Cash and cash equivalents - end of year                         $   354,716   $         -
                                                                ============  ============

Supplemental disclosures of cash flow information
   Common stock issued for services                             $   722,990   $   260,544
                                                                ============  ============
   Stock options issued for services                            $         -   $    15,000
                                                                ============  ============

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

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

During the first six months of 1997, the Company purchased an interest in an Oklahoma oil and gas operation and purchased selected assets, including technology, designs and working papers for a solar pump. Additionally, the Company entered into a joint venture agreement to purchase Tuli Cattle for development and reproduction.

Also the Company purchased all of the common stock of AgraTech International, Inc. in January 1997, and InfoTech International, Inc. in April 1997. The companies are inactive at the present time.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,403,918 and $1,747,443 for the six months ended June 30, 1997 and the year ended December 31, 1996, respectively. For the period subsequent to June 30, 1997, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide operating expenses and funding for the purchase of new products. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AgraTech International, Inc., InfoTech International, Inc., P.C. Sentry, Inc., and Loch Harris Energy, Inc., which are all inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on June 30, 1997 or December 31, 1996.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

EQUIPMENT:
Equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to seven years. Ordinary maintenance and repairs are expensed as incurred.

OIL  AND  GAS  PROPERTIES:
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the costs and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalents, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the six months ended June 30, 1997 or the year ended December 31, 1996.

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

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

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

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

During the six ended June 30, 1997, the Company purchased for $100,000 of cash and 4,000,000 shares of the Company's common stock, an 80% interest in leasehold estates in Okmulgee County, Oklahoma which includes existing equipment. Due to the restrictions on the common stock (Rule 144), the common stock was valued at 20% of the quoted stock price of $0.57 on the date of the sale. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive.

Due to the valuation of the reserve estimates, the recoverability of the carrying amounts of these assets is questionable. As a result, pursuant to FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, an impairment of $338,318 has been recognized for this property and included as a component of income before income taxes under the caption "Impairment of long-lived assets." In calculating the impairment loss, fair value was determined by reviewing the discounted cash flows of future sales.

                                                                    1997
                                                                  --------
Capitalized costs relating to oil and gas producing activities:
   Proved undeveloped oil and gas properties (at 80%)              560,012
   Less impairment                                                 338,318
       Net capitalized costs                                      $221,694
                                                                  ========

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at June 30, 1997 and December 31, 1996, consisted of the following:

                                 1997     1996
                               --------  -------
Office equipment               $ 38,249  $18,524
Vehicles                         12,000        -
Cattle breeding herd             75,000        -
Less accumulated depreciation    12,907   10,924
Net property and equipment     $112,342  $ 7,600
                               ========  =======

Depreciation expense, which is calculated on a straight-line basis, was $1,983 for the six months ended June 30, 1997 and $2,731 for the year ended December 31, 1996.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

NOTE  4  -  OTHER  ASSETS
-------------------------

Other assets as of December 31, 1996 consisted of computer software and intangible assets including an advanced electronic monitoring and notification system and an electronic telephone message software program in the amount of $2,671,875 acquired in 1993. Amortization of capitalized costs is computed using the straight-line method over the remaining estimated economic life of the product of 5 years.

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

During the six months ended June 30, 1997, the Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump.

                                  1997        1996
                               ----------  ----------
Computer software              $2,671,875  $2,671,875
Solar pump technology              42,500           -
Other intangible assets            31,275      14,775
Less accumulated amortization
and impairment                  2,687,702   2,686,650
Other assets, net              $   57,948  $        -
                               ==========  ==========


NOTE  5  -  SHAREHOLDER  EQUITY
-------------------------------

During the six months ended June 30, 1997 and the year ended December 31, 1996, the Company issued 11,615,000 and 39,601,467 shares of common stock respectively, subject to Rule 144 for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings as applied under APB No. 25 in the amount of $722,990 and $260,544 for the respective periods. Additionally, during the six months ended June 30, 1997, the Company issued 4,000,000 shares of common stock for the purchase of the Oklahoma oil and gas operations (see Note 2).

On August 8, 1996, the Company amended its articles of incorporation to change its authorized shares of common stock to 100,000,000 shares at $0.01 par value per share. The change necessitated an increase in common stock and a decrease in additional paid-in capital in the amount of $756,515.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

NOTE  5  -  SHAREHOLDER  EQUITY  -  CONTINUED
---------------------------------------------

During the six months ended June 30, 1997, the Company authorized the issuance of 10,179,385 shares of common stock in excess of common stock authorized by the State of Nevada. As of June 30, 1997, uncertified shares amounted to 16,250,000 shares and were not issued until the articles of incorporation were amended on October 15, 1997, authorizing 300,000,000 shares of common stock.

As of June 30, 1997, the Company had received $1,009,065 from a stockholder in connection with an option for the right to purchase certain assets from the Company. Since the assets were not developed and the option lapsed, the $1,009,065 was recorded as additional paid in capital.

NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of June 30, 1997 and December 31, 1996 is presented below:

                                        1997        1996
                                     ----------  ----------
Options outstanding                  13,500,000  12,000,000
Options granted                               -   1,500,000
Options exercised                             -           -
Options canceled                              -           -
Options outstanding and exercisable  13,500,000  13,500,000
                                     ==========  ==========

The  following  table  summarizes the information about stock options as of June
30,  1997  and  December  31,  1996:

                                      Weighted
                                       Average          Weighted                            Weighted
  Range of                            Remaining          Average                             Average
  Exercise      Number       Date    Contractual     Exercise Price        Number        Exercise Price
   Price      outstanding  Granted      Life         (Total Shares)      Exercisable     (Exer. Shares)
------------  -----------  --------  -----------  ---------------------  -----------  ---------------------
        .25     4,000,000  12/18/94      5 years  $                 .25    4,000,000  $                 .25
        .25     4,000,000    6/1/95      5 years                    .25    4,000,000                    .25
        .25     4,000,000    7/1/95      5 years                    .25    4,000,000                    .25
        .01     1,000,000   7/26/96      5 years                    .01    1,000,000                    .01
        .01       500,000   7/26/96      5 years                    .01      500,000                    .01
============  -----------  ========  ===========  =====================  -----------  =====================
        .01-
        .25    13,500,000                5 years  $                 .22   13,500,000  $                 .22
============  ===========            ===========  =====================  ===========  =====================

All options were granted to consultants for services which expire in years 1999 through 2001.

Each  stock  option  granted  can  be  exercised  for one share of common stock.

Stock options granted to consultants for the year ended December 31, 1996, have been recorded as compensation as applied under APB No. 25 in the amount of $15,000.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SIX MONTHS ENDED JUNE 30, 1997 AND YEAR ENDED DECEMBER 31, 1996

NOTE  7  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                        1997               1996
                                                  -----------------  -----------------
Computed at the expected statutory rate (credit)  $    (   477,000)  $    (   594,000)
                                                  -----------------  -----------------
Valuation allowance                                        477,000            594,000
                                                  -----------------  -----------------
Income tax                                        $              -   $              -
                                                  =================  =================

Deferred tax assets are as follows:
Net operating loss carryforward                   $     (4,125,000)  $     (3,648,163)
                                                  -----------------  -----------------
Option for purchase of assets                              343,000                  -
                                                  -----------------  -----------------
Valuation allowance                                      3,782,000          3,648,163
                                                  -----------------  -----------------
                                                  $              -   $              -
                                                  =================  =================

The Company had cumulative net operating loss carryforwards of approximately $12,134,000 and $10,700,000 at June 30, 1997 and December 31, 1996,
respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2002 and may be limited due to the types of business the Company may engage.

NOTE  8  -  EARNINGS  PER  SHARE
--------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                  1997         1996
                                               -----------  ----------
Weighted average number of common shares
issued in basic EPS                            100,909,302  69,230,686
                                               -----------  ----------
Effect of dilutive securities:
Stock options                                            -           -
                                               -----------  ----------
Weighted average number of common shares
and dilutive potential common stock used in
diluted EPS                                    100,909,302  69,230,686
-------------------------------------------    ===========  ==========

Stock options convertible into 13,500,000 shares of common stock were not included in computing diluted EPS for the six months ended June 30, 1997 and the year ended December 31, 1996 because their effects were antidulutive.

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors
Loch  Harris,  Inc.


Our report on our audit of the basic financial statements of Loch Harris, Inc. for the six months ended June 30, 1997 and the year ended December 31, 1996 appears on page 6. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The following supplemental reserve information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly, we express no opinion on it.


                                 /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
March  8,  1999

                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                               AS OF JUNE 30, 1997


The following estimates of proved undeveloped reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved undeveloped reserves are those expected to be recovered through existing wells, equipment, and operating methods, but that require a major capital expenditure

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 6.5 percent a year to reflect the estimated timing of the future cash flows.

                                                                    Oil *(Bbls)  Gas (Mcf)
                                                                    -----------  ----------
Proved undeveloped reserves                                              26,866    267,247

Standardized measure of discounted future net cash flows
   at June 30, 1997:
      Future cash inflows                                                        $ 856,884
      Future production                                                           (252,090)
      Future development costs                                                    (294,420)
      Net cash flow undiscounted                                                   310,374
      Future net cash flows 6.5% annual discount  for estimated
        timing of cash flows                                                       (88,680)
Standardized measures of discounted future net cash flows relating
    to proved undeveloped oil and gas reserves                                   $ 221,694
                                                                                 ==========

*Oil  reserves  shown  include condensate only.  Oil volumes are expressed in barrels which are  equivalent  to  42  United  States gallons.  Gas volumes are expressed in thousands of standard  cubic  feet  (MCF)  at  the  contract  temperature  and  pressure  bases.

ITEM  8  -  CHANGES  IN/DISAGREEMENTS  WITH  ACCOUNTANTS

None.
                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS

The following table identifies the Company's directors and executive officers as of June 30, 1997.

NAME                  AGE         TITLE         PERIODS OF SERVICE
R. B. Baker            68  President               1988 to present
                           CEO
                           Director

Charles M. Blackwell   51  Director                1997 to present

Rodney A. Boone        48  COO                     1997 to present
                           Director

Mark E. Baker          43  Sr. Vice President      1997 to present
                           Secretary/Treasurer
                           Director

Mathew B. Harris       25  Sr. Vice President      1997 to present
                           Director

None of the above named directors hold directorships in other reporting companies. All directors serve until the next annual meeting of stockholders and the concurrent election of directors.

R. B. Baker has been President and director of the Company since 1988. He has also served as shareholder relations director since 1988. His background in public relations, human resources, management, travel, real estate, investments and finance equips him to serve as leader of the Company.

Charles Blackwell joined the Company's Board of Directors in 1997, bringing his experience in management of a 56,000-acre ranch that ranges across three counties. He has developed an artificial insemination and embryo transfer program for a 750-head commercial cow-calf operation, a 200-head herd of registered Shorthorn and Brangus, and 65-head of registered thoroughbreds and quarterhorses. He has been president of his own agribusiness consulting firm since 1995. He holds a Master of Science degree in Range Animal Science from Sul Ross State University. He has completed further study toward a Master of Science on the effects of minerals on production and reproduction in beef cattle.

Rodney Boone is an engineer who holds three advanced degrees from Stanford University. Before coming to the Company in 1997, he was owner and president of a California company engaged in consulting, project management and real estate development. He has had two decades of success in managing massive complex projects, including construction of permanent facilities for the Diablo Canyon nuclear power plant.

Mark E. Baker joined the Company in May 1997. He attended Baylor University before receiving degrees in business management and finance-economics from the University of Mary-Hardin Baylor. He owned a real estate investment and management company before joining the Company. He has outstanding administration and financial skills sharpened by experience in detail-intensive positions. Mark E. Baker is the son of the Company's President, R B. Baker.

Mathew B. Harris holds two undergraduate business degrees from Baylor University with a concentration in advertising, marketing and strategic management. Since 1997, he directs marketing, strategic and organizational issued for the Company.

ITEM  10  -  EXECUTIVE  COMPENSATION

The following table summarizes compensation paid during the last three fiscal years to the Company's executive officers and directors.

Name                Year  Salary   Bonus   Other Annual   Securities     Underlying   LTIP      All Other
And                                        Compensation   Restricted     Options      Payouts   Compen-
Principal Position                                        Stock Awards   SARs                   sation
------------------  ----  -------  ------  -------------  -------------  -----------  --------  ----------
R. B. Baker - CEO   1997  $ 6,667  $  -0-  $         -0-  $     115,000  $       -0-  $    -0-  $    4,500
                    1996      -0-     -0-            -0-         27,000       10,000       -0-         -0-
                    1995      -0-     -0-            -0-         45,000          -0-       -0-         -0-


ITEM  11-  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

                              Name and         Amount and
                             address of        nature of
                             beneficial        beneficial  Percent of
Title of class                 owner             owner       Class
--------------       ------------------------  ----------  -----------

Common                       R.B. Baker        9,500,000        8.6%
                         14205 Burnet Rd.        shares
                         Austin, TX 78728

Common                 Harris Partners, Ltd.   37,250,000      33.8%
                        587 Hummingbird Ln       shares
                     Fredericksburg, TX 78624

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the six months ended June 30, 1997, the Company received capital contributions from Harris Partners Ltd. totaling $1,009,065.

                                     PART IV

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  March  19,  1999              By /s/ Dr.  R.B.  Baker
      ----------------                     -------------------------------------
                                           Dr. R.B. Baker, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Signature                Capacity                          Date
---------                --------                          ----

/S/ Dr. R.B. Baker       Chairman of the Board             March 19, 1999
------------------                                         --------------
Dr. R.B. Baker


/S/  Mark  Baker         Secretary/Treasurer               March 19, 1999
------------------                                         --------------
Mark  Baker