Form 10KSB
period 1998-06-30
LOCH HARRIS INC
filed 1999-04-01
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
      ACT  OF  1934 FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  1998,

OR  [  ]  Transition  Report  Under  Section  13  or  15  (d) of the Securities
 Exchange  Act  of  1934  For  the  transition  period  ________,

Commission  File  No.  0-18866
                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                         87-0418799
   -------------------------                              ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation  or  organization)                        Identification  No.)

                                14205 Burnet Rd.
                     --------------------------------------
                    (Address of principal executive offices)

                              Austin, Texas 78728
                     --------------------------------------
                     (Address of previous executive offices)

                                 (512) 328-7808
                   ------------------------------------------
                (Issuer's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None
Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common Stock $0.01 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES  [  ]  NO  [  X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10 KSB, or any amendment to this Form 10-KSB. [X]

Issuer  reported  no  revenue  for  the  year  ended  June  30,  1998.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and asked price of such common equity, as of March 15, 1999 is $5,067,096. On this date approximately 202,683,836 shares were held by non-affiliates.

 As of March 15, 1999, the issuer had 232,183,836 shares of its $0.01 par value common stock outstanding.

                                   FORM 10-KSB

                                     PART I
ITEM  1  -  BUSINESS

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

The Company established AgraTech International, Inc. in January of 1997 and InfoTech International Systems, Inc. in April of 1997, two wholly owned subsidiaries. In May 1997, the Company acquired, for common stock and cash, an interest in an Oklahoma oil and gas operation and purchased for cash select assets, including technology, designs and working papers for a solar pump, from a Nevada Corporation, U. S. Aerodyne. In June 1997, the Company entered into a joint venture agreement to purchase Tuli cattle for development and reproduction. Subsequent to June of 1997, the Company filed a lawsuit to obtain possession of a portion of the Tuli cattle herd. During 1998, the lawsuit was settled, the joint venture was dissolved and the Company obtained 36 head of cattle and moved them to a ranch in Fredericksburg, Texas.

During July of 1997, the Company established three additional subsidiaries, US Aerodyne, Ltd., PetroTech Resources International, Inc. and Chemical Detection Technology, Inc. Late in 1997, the Company expanded operations to include chemical detection applications.

At June 30, 1998, the Company continued with development of the software systems, the Tuli cattle venture, the Oklahoma oil and gas operations, the solar pump models and the chemical detection units. The Company did not incur any research and development costs during the year ended June 30, 1998 or the six months ended June 30, 1997. There are no significant effects on Company operations from environmental regulations.

ITEM  2  -  PROPERTIES

During the six months ended June 30, 1997, the Company purchased for $100,000 and 4,000,000 shares of the Company's common stock, an 80% interest in leasehold estates in Okmulgee County, Oklahoma including existing equipment. Due to the restrictions on the common stock (Rule 144), the common stock was valued at 20% of the quoted stock price of $0.57 on the date of the sale. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive.

ITEM  3  -  LEGAL  PROCEEDINGS
As  of  June  30,  1998,  there  were  no  material  pending  legal proceedings.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the second calendar quarter of 1998, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

The Company issues common stock with dividends and voting rights which is listed for trading on the Over-the-Counter Bulletin Board (OTC:BB).

On October 15, 1997, the Company amended its articles of incorporation to increase the number of authorized shares of common stock to 300,000,000 shares at $0.01 par value per share.

As of June 30, 1998, there were 914 shareholders of record. The Company did not declare a cash dividend for the year ended June 30, 1998, for the six months ended June 30, 1997, or for the quarter ended September 30, 1998.

The following table indicates the range of high and low closing bid information for the Company's common stock, as obtained from National Quotation Bureau, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                    Closing  Bid
                                  -----------------
Period  Ending                    High          Low
--------------------              ----          ---
March  31,  1997                 .14           .12
June  30,  1997                  .32           .30

September  30,  1997             .24           .19
December  31,  1997              .13           .09
March  31,  1998                 .08           .06
June  30,  1998                  .13           .06

September 30,  1998              .06           .06
December  31,  1998              .06           .06


ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

The cash requirements of the Company remain minimal at the present time and the Company is currently debt free. To properly provide for development of its products and expansion of its operations, the Company will be required to raise additional funds during the next twelve months. The Company anticipates obtaining operating funds through additional significant capital contributions by interested investors.

As of June 30, 1998, management is committed to continue the development of the Sentry 93000 Notification System and InfoNotes system, the Tuli cattle, the Oklahoma oil and gas operations, the solar pump models and the chemical detection applications. Additionally, the Company plans to extend the company into the acquisitions of other state-of-the-art technologies.
ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Independent Auditors                                          5

Consolidated Balance Sheet as of June 30, 1998 and June 30, 1997        6

Consolidated Statements of Operations for year ended June 30, 1998
     and six months ended June 30, 1997                                 7

Consolidated Statements of Shareholders' Equity for the year ended
     June 30, 1998 and six months ended June 30, 1997                   8

Consolidated Statement of Cash Flows for the year ended June 30, 1998
     and six months ended June 30, 1997                                 9

Notes to Consolidated Financial Statements                             10

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



To  the  Board  of  Directors
Loch  Harris,  Inc.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Loch Harris, Inc. (the "Company") as of June 30, 1998 and June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1998 and six months ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loch Harris, Inc. as of June 30, 1998, and June 30, 1997, and the results of their operations and cash flows for the year ended June 30, 1998, and six months ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations for the year ended June 30, 1998, and six months ended June 30, 1997, and the years ended December 31, 1996 and 1995, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                  /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
March  27,  1999

                                LOCH HARRIS, INC.
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1998 AND JUNE 30, 1997

ASSETS                                                 1998           1997
-------------------------------------------------  -------------  -------------
Current assets
   Cash                                            $     56,158   $    354,716

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2 ):
      Proved undeveloped properties                     221,694        221,694
Property and equipment, net of
   accumulated depreciation (Note 3)                    100,777        112,342
Other assets (Note 4)                                    60,991         57,948
                                                   -------------  -------------

         Total assets                              $    439,620   $    746,700
                                                   =============  =============

Current liabilities:
   Accounts payable                                $     31,642   $     36,765
   Accrued liabilities                                      -0-         18,442
                                                   -------------  -------------

      Total current liabilities                          31,642         55,207
                                                   -------------  -------------

Shareholders' equity:
   Common stock, $.01 par value;
      300,000,000 shares authorized;
      207,832,241 and 110,179,385 shares issued
       and outstanding, respectively (Note 5)         2,078,322      1,101,794
   Additional paid in capital (Note 5)               13,087,388     11,723,508
   Retained deficit                                 (14,692,482)   (12,133,809)
   Treasury stock (Note 5)                              (65,250)           -0-
                                                   -------------  -------------

      Total shareholders' deficit                       407,978        691,493
                                                   -------------  -------------
      Total liabilities and shareholders' deficit  $    439,620   $    746,700

   The accompanying notes are an integral part of these financial statements.

                                 LOCH HARRIS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
            YEAR ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997

                                                           1998           1997
                                                       -------------  -------------
Revenues                                               $          -   $          -
                                                       -------------  -------------
Operating expenses:
   General and administrative                               302,798        145,887
   Consulting services                                    2,040,929        833,677
   Salaries and benefits                                    187,439         45,630
   Depreciation and amortization                             27,507          3,035
   Write-off of abandoned properties                              -         37,371
   Impairment of long-lived assets                                -        338,318
                                                       -------------  -------------

Total operating expenses                                  2,558,673      1,403,918
                                                       -------------  -------------

Net loss                                               $ (2,558,673)  $ (1,403,918)
                                                       =============  =============

Basic and diluted net loss per share                   $       (.02)  $       (.01)
                                                       =============  =============

Basic and diluted weighted average shares outstanding   151,643,397    100,909,302
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                                                LOCH HARRIS, INC.
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           YEAR ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997

                                                                            Retained
                                Number of                  Additional       Earnings      Treasury
                                 Shares       Amount    Paid in Capital     (Deficit)      Stock        Total
                               -----------  ----------  ----------------  -------------  ----------  ------------
BALANCE AT DECEMBER 31, 1996    94,564,385  $  945,644  $      9,691,603  $(10,729,891)  $       -   $   (92,644)

Common stock issued for:
   Services                     11,615,000     116,150           606,840             -           -       722,990
   Purchases of property
       And equipment             4,000,000      40,000           416,000             -           -       456,000

Additional cash contribution                                                                     -
    (Note5)                              -           -         1,009,065             -                 1,009,065

Net loss                                 -           -                 -    (1,403,918)          -    (1,403,918)
                               -----------  ----------  ----------------  -------------  ----------  ------------

BALANCE AT JUNE 30, 1997       110,179,385  $1,101,794  $     11,723,508  $(12,133,809)  $       -   $   691,493

Common stock issued for:
   Cash                         47,494,288     474,943           126,366                         -       601,309
   Services                     50,158,568     501,585         1,237,514             -           -     1,739,099

Treasury Stock                           -           -                 -             -     (65,250)      (65,250)

Net loss                                 -           -                 -    (2,558,673)          -    (2,558,673)
                               -----------  ----------  ----------------  -------------  ----------  ------------

BALANCE AT JUNE 30, 1998       207,832,241  $2,078,322  $     13,087,388  $(14,692,482)  $ (65,250)  $   407,978
                               ===========  ==========  ================  =============  ==========  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                     LOCH HARRIS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEAR ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997

                                                                    1998          1997
                                                                ------------  ------------
Cash flows from operating activities:
   Net loss                                                     $(2,558,673)  $(1,403,918)
                                                                ------------  ------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                27,507         3,034
        Impairment of long-lived assets                                   -       338,318
        Common stock issued for services                          1,739,099       722,990
        Decrease in accounts payable                                 (5,123)      (63,479)
        Decrease in accrued liabilities                             (18,442)       18,442
                                                                ------------
          Total adjustments                                       1,743,041     1,019,305
                                                                              ------------

          Cash flows from operating activities                     (815,632)     (384,613)
                                                                ------------  ------------

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment       (9,485)     (217,736)
      Cash payment for the purchase of other assets                  (9,500)      (52,000)
                                                                ------------  ------------
         Cash flows from investing activities                       (18,985)     (269,736)
                                                                ------------  ------------

Cash flows from financing activities:
      Cash payments for purchase of treasury stock                  (65,250)            -
      Proceeds from sale of common stock                            601,309     1,009,065
                                                                ------------  ------------
          Cash flows from financing activities                      536,059     1,009,065
                                                                ------------  ------------

Net increase (decrease) in cash                                    (298,558)      354,716

Cash and cash equivalents - beginning of year                       354,716             -
                                                                ------------  ------------

Cash and cash equivalents - end of year                         $    56,158   $   354,716
                                                                ============  ============

Supplemental disclosures of cash flow information:
    Common stock issued for services                            $ 1,739,099   $   722,990
                                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEAR ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  ORGANIZATION:
Loch Harris, Inc. (the "Company") (formerly Eclectix, Inc.) was organized under the laws of the State of Nevada on March 13, 1985. On July 31, 1988, Eclectix, Inc. entered into an agreement and plan of reorganization with the shareholders of Loch Harris Energy, Inc., in which Eclectix, Inc. acquired 100% of the common stock of Loch Harris Energy, Inc. As part of the reorganization, Eclectix, Inc. changed its name to Loch Harris, Inc. During the period ended June 30, 1997, the Company changed its fiscal year to June 30 and filed a transition report.

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

The Company purchased all of the common stock of AgraTech International, Inc. in January 1997, and InfoTech International, Inc. in April 1997. During July of 1997, the Company purchased all of the common stock of US Aerodyne, Ltd., PetroTech Resources International, Inc. and Chemical Detection Technology, Inc.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $2,558,673 and $1,403,918 for the year ended June 30, 1998 and the six months ended June 30, 1997, respectively. For the period subsequent to June 30, 1998, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide operating expenses and funding for the purchase of new products. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries US Aerodyne, Ltd., PetroTech Resources International, Inc., Chemical Detection Technology, Inc., AgraTech
International, Inc., InfoTech International, Inc., P.C. Sentry, Inc., and Loch Harris Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on June 30, 1998 or 1997.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the year ended June 30, 1998 or the six months ended June 30, 1997.

INCOME  TAXES:
The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The net change, if any, in deferred tax asset and liabilities is reflected in the statement of operations.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

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

TREASURY  STOCK:
Acquisitions and sales of the Company's treasury shares are accounted for using an average cost method.

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

During the six months ended June 30, 1997, the Company purchased for $100,000 and 4,000,000 shares of the Company's common stock, an 80% interest in leasehold estates in Okmulgee County, Oklahoma including existing equipment. Due to the restrictions on the common stock (Rule 144), the common stock was valued at 20% of the quoted stock price of $0.57 on the date of the sale. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive.

Due to the valuation of the reserve estimates, the recoverability of the carrying amounts of these assets is questionable. As a result, pursuant to FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, an impairment of $338,318 has been recognized for this property and included as a component of income before income taxes under the caption "Impairment of long-lived assets" as of June 30, 1997. In calculating the impairment loss, fair value was determined by reviewing the discounted cash flows of future sales.

There has been no activity from the oil and gas property during the year ended June 30, 1998 or six months ended June 30, 1997.

                                                                                     Six Months
                                                                    Year Ended          Ended
                                                                  June 30, 1998    June 30, 1997
                                                                  --------------  ---------------
Capitalized costs relating to oil and gas producing activities:
   Proved undeveloped oil and gas properties (at 80%)             $      221,694  $      560,012
   Less impairment                                                             -        (338,318)
                                                                  --------------
       Net capitalized costs                                      $      221,694  $      221,694
                                                                  ==============  ===============

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at June 30, 1998 and June 30, 1997 consisted of the following:

                                 1998       1997
                               ---------  ---------
Office equipment               $ 47,735   $ 38,249
Vehicles                         12,000     12,000
Cattle breeding herd             75,000     75,000
Less accumulated depreciation   (33,958)   (12,907)
Net property and equipment     $100,777   $112,342
                               =========  =========

Depreciation expense, which is calculated on a straight-line basis, was $21,051 for the year ended June 30, 1998 and $1,983 for the six months ended June 30, 1997.

NOTE  4  -  OTHER  ASSETS
-------------------------

Other assets as of June 30, 1997, consisted of computer software and intangible assets including an advanced electronic monitoring and notification system and an electronic telephone message software program in the amount of $2,671,875 acquired in 1993 and other intangibles of $14,775. Amortization of capitalized costs is computed using the straight-line method over the remaining estimated economic life of the product of 5 years.

During the six months ended June 30, 1997, the Company determined that significant cash requirements for additional research and development are required before the products would be available for sale. Due to the need for significant research and development, Company's management made a thorough evaluation of the Company's operations, including among other things, the carrying value of long-lived assets. Effective December 31, 1996, management determined that based on the current market conditions and an analysis of the projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of its computer software and intangibles may not be recoverable. The resultant impairment of these long-lived assets necessitated a write-down of $930,439 of the assets acquired in 1993. During the year ended June 30, 1998, the Company decreased other assets and the related accumulated amortization and impairment by $2,686,650.

During the year ended June 30, 1998 and six months ended June 30, 1997, the Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. Other assets as of June 30, 1998 and 1997 were as follows:

                                 1998        1997
                               --------  ------------
Computer software              $     -   $ 2,671,875
Solar pump technology           42,500        42,500
Other intangible assets         26,000        31,275
Less accumulated amortization
  and impairment                (7,509)   (2,687,702)
Other assets, net              $60,991   $    57,948
                               ========  ============

NOTE  5  -  SHAREHOLDER  EQUITY
-------------------------------

During the year ended June 30, 1998 and the six months ended June 30, 1997, the Company issued 50,158,568 and 11,615,000 shares of common stock, respectively, (Subject to Rule 144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $1,739,099 and $722,990 for the respective periods. Additionally, during the six months ended June 30, 1997, the Company issued 4,000,000 shares of common stock for the purchase of the Oklahoma oil and gas operations (see Note 2).

During the six months ended June 30, 1997, the Company authorized the issuance of 10,179,385 shares of common stock in excess of common stock authorized by the State of Nevada. As of June 30, 1997, uncertificated shares amounted to 16,250,000 shares, which were not issued until the articles of incorporation were amended on October 15, 1997, authorizing 300,000,000 shares of common stock.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

NOTE  5  -  SHAREHOLDER  EQUITY  -  CONTINUED
---------------------------------------------

During the year ended June 30, 1998 and the six months ended June 30, 1997, the Company received capital contributions from various stockholders in connection with the private sale of free trading common stock. As a part of the sale of free trading shares of common stock, stockholders were issued three shares of restricted common stock (Rule 144) for each share of free trading stock sold and the proceeds contributed to the Company. The Company recorded the issuance of replacement shares by valuing the shares at 33% of the market value of the common stock on the issuance date. The $1,009,065 capital contribution recorded during the six months ended June 30, 1997 is related to the shares issued during the year ended June 30, 1998.

During the year ended June 30, 1998, the Company acquired 1,684,801 shares of treasury stock by issuing three shares of restricted common stock (Rule 144) for each free trading share, valued at 33% of the market value of the common stock on the issuance date. The Company sold 1,163,051 shares at cost, therefore no gain or loss was recorded in the accompanying financial statements. As of June 30, 1998, the Company retained 521,750 treasury shares at a cost of $65,250.

NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of June 30, 1998 and June 30, 1997 is presented below:

                                        1998        1997
                                     ----------  ----------
Options outstanding                  13,500,000  13,500,000
Options granted                               -           -
Options exercised                             -           -
Options canceled                              -           -
Options outstanding and exercisable  13,500,000  13,500,000
                                     ==========  ==========

The  following  table  summarizes the information about stock options as of June
30,  1998  and  1997:

                                      Weighted
                                       Average      Weighted                            Weighted
Range of                              Remaining      Average                             Average
Exercise      Number       Date      Contractual  Exercise Price         Number       Exercise Price
              -----------  --------  -----------  ---------------------  -----------  ---------------------
   Price      outstanding  Granted   Life                (Total Shares)  Exercisable         (Exer. Shares)
------------  -----------  --------  -----------  ---------------------  -----------  ---------------------
 .25             4,000,000  12/18/94      5 years  $                 .25    4,000,000  $                 .25
 .25             4,000,000    6/1/95      5 years                    .25    4,000,000                    .25
 .25             4,000,000    7/1/95      5 years                    .25    4,000,000                    .25
 .01             1,000,000   7/26/96      5 years                    .01    1,000,000                    .01
        .01       500,000   7/26/96      5 years                    .01      500,000                    .01
============  -----------  ========  ===========  =====================  -----------  =====================
 .01-
        .25   13,500,000                5 years  $                 .22   13,500,000  $                 .22
============  ===========            ===========  =====================  ===========  =====================

All  options were granted to consultants for services which expire in years 1999
through  2001.   Each  stock  option  granted  can be exercised for one share of common  stock.

                                LOCH HARRIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1998 AND JUNE 30, 1997

NOTE  7  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                      1998          1997
                                                  ------------  ------------
Computed at the expected statutory rate (credit)  $  (870,000)  $  (477,000)
Valuation allowance                                   870,000       477,000
   Income tax                                     $         -   $         -
                                                  ============  ============

Deferred tax assets are as follows:
  Net operating loss carryforward                 $(4,995,000)  $(4,125,000)
 Valuation allowance                                4,995,000     4,125,000
                                                  $         -   $         -
                                                  ============  ============

The Company had cumulative net operating loss carryforwards of approximately $14,690,000 and $12,134,000 at June 30, 1998 and June 30, 1997, respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2002 and may be limited due to the types of business the Company may engage.

NOTE  8  -  EARNINGS  PER  SHARE
--------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                           1998         1997
                                                        -----------  -----------
Weighted average number of common shares
    issued in basic EPS                                 151,643,397  100,909,302
Effect of dilutive securities:
      Stock options                                               -          -0-
                                                        -----------  -----------
Weighted average number of common shares and
   dilutive potential common stock used in diluted EPS  151,643,397  100,909,302
                                                        ===========  ===========

Stock options convertible into 13,500,000 shares of common stock were not included in computing diluted EPS for the year ended June 30, 1998 or for the six months ended June 30, 1997 because their effects were antidulutive.

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



To  the  Board  of  Directors
Loch  Harris,  Inc.



Our report on our audit of the basic financial statements of Loch Harris, Inc. for the year ended June 30, 1998 and the six months ended June 30, 1997 appears on page 5. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The following supplemental reserve information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly, we express no opinion on it.


     /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
March  27,  1999

                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                               AS OF JUNE 30, 1998


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

                                                                    Oil *(Bbls)  Gas (Mcf)
Proved undeveloped reserves                                             26,866     267,247
Standardized measure of discounted future net cash flows
   at June 30, 1998:
      Future cash inflows                                                        $ 856,884
      Future production                                                           (252,090)
 Future development costs                                                         (294,420)
      Net cash flow undiscounted                                                   310,374
      Future net cash flows 6.5% annual discount  for estimated
 timing of cash flows                                                              (88,680)
Standardized measures of discounted future net cash flows relating
  to proved undeveloped oil and gas reserves                                     $ 221,694
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

ITEM  8  -  CHANGES  IN/DISAGREEMENTS  WITH  ACCOUNTANTS

None.

                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS

The following table identifies the Company's directors and executive officers as of June 30, 1998.

NAME                  AGE  TITLE                PERIODS OF SERVICE
R. B. Baker            68  CEO                     1988 to present
                           Director

Charles M. Blackwell   51  Director                1997 to present

Rodney A. Boone        48  President               1997 to present
                           Director

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

R. B. Baker has been an officer and director of the Company since 1988. He has also served as shareholder relations director since 1988. His background in public relations, human resources, management, travel, real estate, investments and finance equips him to serve as a leader of the Company.

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

Mark E. Baker joined the Company in May 1997. He attended Baylor University before receiving degrees in business management and finance-economics from the University of Mary-Hardin Baylor. He owned a real estate investment and management company before joining the Company. He has outstanding administration and financial skills sharpened by experience in detail-intensive
positions.   Mark  E.  Baker  is  the  son  of  R  B.  Baker.

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

                                                          Securities
                                           Other Annual   Restricted   Underlying             All Other
Name  And                                  Compensa-      Stock        Options      LTIP      Compen-
Principal Position  Year  Salary   Bonus   tion           Awards       SARs         Payouts   sation
------------------  ----  -------  ------  ------------   -----------  ----------  --------   ----------
R. B. Baker - CEO   1998  $28,194  $  -0-  $         -0-  $   198,600  $       -0-  $    -0-  $      -0-
                    1997    6,667     -0-            -0-      115,000          -0-       -0-       4,500
                    1996      -0-     -0-            -0-       27,000       10,000       -0-         -0-
------------------  ----  -------  ------  ------------   -----------  ----------  --------   ----------
Rodney A. Boone     1998   36,458     -0-            -0-      211,100          -0-       -0-         -0-
President

ITEM  11-  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

                                 Name  and           Amount and
                                address  of          nature of
                                 beneficial           beneficial     Percent  of
Title  of  class                   owner                owner           Class
----------------          ---------------------     ------------     -----------
Common                     Harris Partners, Ltd.     14,077,953         6.77%
                          587  Hummingbird  Ln          shares
                         Fredericksburg, TX 78624

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

During the year ended June 30, 1998, and six months ended June 30, 1997, the Company received capital contributions from Harris Partners Ltd. totaling $248,736 and $1,009,065 respectively, in relation to the private sale of free trading common stock.

                                     PART IV

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date   March  30,  1999              By
      -------------------               Dr. R.B. Baker, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Signature               Capacity                             Date
---------               --------                             ----

----------------        Chairman  of  the  Board             March  30,  1999
Dr.  R.B.  Baker                                            -------------------

----------------        Secretary/Treasurer                  March  30,  1999
Mark  Baker                                                  ------------------