Form 10QSB
period 1998-09-30
LOCH HARRIS INC
filed 1999-04-06
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  1998

OR [ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period ________,

Commission  File  No.  0-17213
                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                              87-0418799
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                                14205 Burnet Rd.
                                ----------------
                    (Address of principal executive offices)

                               Austin, Texas 78728
                               -------------------
                     (Address of previous executive offices)

                                 (512) 328-7808
                                 --------------
                (Issuer's telephone number, including area code)


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

Transitional  Small  Business  Disclosure  Format:    YES[ ]    NO  [X]

                                   FORM 10-KSB

                                     PART I

ITEM  1  -  FINANCIAL  STATEMENTS

See  Exhibit  A.


ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

Loch Harris, Inc. (the "Company") currently operates free of any long-term debt with minimal cash requirements. In order to continue development of its products and expansion of its operations, the Company will be required to raise additional funds during the next twelve months. The Company anticipates obtaining operating funds through additional significant capital contributions by interested investors. The Company plans to continue product development in each of its subsidiary companies and continuously searches for opportunities to acquire other state-of-the-art-technologies.

During 1998, Chemical Detection Technology, Inc., a subsidiary established in July of 1997, expanded the Company's operations into chemical detection applications. These operations are based upon the remote sensing technology developed by Dr. Henry Blair.

Another subsidiary of the Company, AgraTech International, Inc., under the direction of its President Charles Blackwell, oversees the Tuli cattle breeding program and development and marketing for the solar pumps. During 1998, the Company obtained 36 head of Tuli cattle and moved them to a ranch in Fredericksburg, Texas. Also, the solar pump operation moved to Fredericksburg, Texas from Phoenix, Arizona. The Company currently contracts with Eply of San Angelo, Texas to build the solar pump prototypes.

InfoTech International Systems, Inc., a subsidiary established in April of 1997, directs development of the Sentry 93000 Notification System and InfoNotes system. PetroTech Resources International, Inc., a subsidiary established in July of 1997, manages the Oklahoma oil and gas operation acquired by the Company in May of 1997.

Although the Company's operations include significant costs related to research and development, the Company did not capitalize any research and development costs during the three months ended September 30, 1998. During August of 1998 the Company moved its corporate office to its current location in Austin, Texas. There are no current plans to increase or decrease the number of permanent employees.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K


                                      EXHIBIT A


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                                    Page
Consolidated Balance Sheet as of September 30, 1998 and September 30, 1997 . . . .  4

Consolidated Statements of Operations for three months ended September 30, 1998 and three months ended September 30, 1997. . . . . . . . . . . . . . . . . . . .  5

Consolidated Statements of Shareholders' Equity for the three months ended
  September 30, 1998 and three months ended September 30, 1997 . . . . . . . . . .  6

Consolidated Statement of Cash Flows for the three months ended September 30, 1998 and three months ended September 30, 1997. . . . . . . . . . . . . . . . . . . .  7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .  8

                                 LOCH HARRIS, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                         ASSETS                            1998           1997
-----------------------------------------------------  -------------  -------------
Current assets
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $     11,773   $     55,417

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2):
      Proved undeveloped properties . . . . . . . . .       221,694        221,694
Property and equipment, net of
   accumulated depreciation (Note 3). . . . . . . . .        99,246        118,874
Other assets (Note 4) . . . . . . . . . . . . . . . .        61,878         59,834
                                                       -------------  -------------

         Total assets . . . . . . . . . . . . . . . .  $    394,591   $    455,819
                                                       =============  =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
-----------------------------------------------------
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . .  $     78,414   $     35,375

Shareholders' equity:
   Common stock, $.01 par value;
      300,000,000 and 100,000,000 shares authorized,
       respectively; 212,346,741 and 118,559,385
       shares issued and outstanding, respectively
       (Note 5) . . . . . . . . . . . . . . . . . . .     2,123,467      1,185,594
   Additional paid in capital (Note 5). . . . . . . .    13,178,491     12,244,949
   Retained deficit . . . . . . . . . . . . . . . . .   (14,876,243)   (13,010,099)
   Treasury stock . . . . . . . . . . . . . . . . . .      (109,538)             -
                                                       -------------  -------------

      Total shareholders' deficit . . . . . . . . . .       316,177        420,444
                                                       -------------  -------------

         Total liabilities and shareholders' deficit.  $    394,591   $    455,819
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                                LOCH HARRIS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                      1998          1997
                                  ------------  ------------
Revenues . . . . . . . . . . . .  $         -   $         -
                                  ------------  ------------

Operating expenses:
   General and administrative. .       35,265        91,137
   Consulting services . . . . .      127,108       687,465
   Salaries and benefits . . . .       14,509        90,811
   Depreciation and amortization        6,879         6,877
                                  ------------  ------------

Total operating expenses . . . .      183,761       876,290
                                  ------------  ------------

Net loss . . . . . . . . . . . .  $(  183,761)  $(  876,290)
                                  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                                 LOCH HARRIS, INC.
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                                             Retained
                                Number of                  Additional        Earnings       Treasury
                                 Shares       Amount    Paid in Capital      (Deficit)       Stock        Total
                               -----------  ----------  ----------------  ---------------  ----------  -----------
BALANCE AT JUNE 30, 1997. . .  110,179,385  $1,101,794  $     11,723,508  $  (12,133,809)  $       -   $  691,493

Common stock issued for:
   Services . . . . . . . . .    8,380,000      83,800           521,441               -           -      605,241
Net loss. . . . . . . . . . .            -           -                 -   (     876,290)          -     (876,290)
                               -----------  ----------  ----------------  ---------------  ----------  -----------

BALANCE AT SEPTEMBER 30, 1997  118,559,385  $1,185,594  $     12,244,949  $  (13,010,099)  $       -   $  420,444
                               ===========  ==========  ================  ===============  ==========  ===========

BALANCE AT JUNE 30, 1998. . .  207,832,241  $2,078,322  $     13,087,388  $  (14,692,482)  $( 65,250)  $  407,978

Common stock issued for:
   Services . . . . . . . . .    4,514,500      45,145            91,103               -           -      136,248

Treasury Stock. . . . . . . .            -           -                 -               -    ( 44,288)   (  44,288)

Net loss. . . . . . . . . . .            -           -                 -   (     183,761)          -     (183,761)
                               -----------  ----------  ----------------  ---------------  ----------  -----------

BALANCE AT SEPTEMBER 30, 1998  212,346,741  $2,123,467  $     13,178,491  $  (14,876,243)  $(109,538)     316,177
                               ===========  ==========  ================  ===============  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                                      LOCH HARRIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


                                                                     1998           1997
                                                                 -------------  -------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (  183,761)  $ (  876,290)
                                                                 -------------  -------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization . . . . . . . . . . . . .         6,879          6,877
        Common stock issued for services. . . . . . . . . . . .       136,248        605,241
        Increase (decrease) in accounts payable . . . . . . . .        46,772    (     1,390)
        Decrease in accrued liabilities . . . . . . . . . . . .             -     (   18,442)
                                                                 -------------
          Total adjustments . . . . . . . . . . . . . . . . . .       189,899        592,286
                                                                                -------------

          Cash flows from operating activities. . . . . . . . .         6,138     (  284,004)
                                                                 -------------  -------------

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment.   (     3,735)    (   11,795)
      Cash payment for the purchase of other assets . . . . . .   (     2,500)   (     3,500)
                                                                 -------------  -------------
         Cash flows from investing activities . . . . . . . . .   (     6,235)    (   15,295)
                                                                 -------------  -------------

Cash flows from financing activities:
      Cash payments for purchase of treasury stock (net). . . .    (   44,288)             -
                                                                 -------------  -------------

Net increase (decrease) in cash . . . . . . . . . . . . . . . .    (   44,385)    (  299,299)

Cash and cash equivalents - beginning of year . . . . . . . . .        56,158        354,716
                                                                 -------------  -------------

Cash and cash equivalents - end of year . . . . . . . . . . . .  $     11,773   $     55,417
                                                                 =============  =============

Supplemental disclosures of cash flow information:
    Common stock issued for services. . . . . . . . . . . . . .  $    136,248   $    605,241
                                                                 =============  =============

   The accompanying notes are an integral part of these financial statements.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

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

During the first six months of 1997, the Company purchased an interest in an Oklahoma oil and gas operation and purchased selected assets, including technology, designs and working papers for a solar pump. Additionally, the Company entered into a joint venture agreement to purchase Tuli Cattle for development and reproduction. During 1998, the Company expanded its operations to include chemical detection applications.

The Company purchased all of the common stock of AgraTech International, Inc. in January 1997, and InfoTech International, Inc. in April 1997. During July of 1997, the Company purchased all of the common stock of US Aerodyne, Ltd., PetroTech Resources International, Inc. and Chemical Detection Technology, Inc.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $183,761 and $876,290 for the three months ended September 30, 1998 and 1997, respectively. For the period subsequent to September 30, 1998, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide operating expenses and funding for product development. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries US Aerodyne, Ltd., PetroTech Resources International, Inc., Chemical Detection Technology, Inc., AgraTech
International, Inc., InfoTech International, Inc., P.C. Sentry, Inc., and Loch Harris Energy, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on September 30, 1998 or 1997.

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the three months ended September 30, 1998 or 1997.

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

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

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

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

During 1997, the Company purchased for $100,000 and 4,000,000 shares of the Company's common stock, an 80% interest in leasehold estates in Okmulgee County, Oklahoma including existing equipment. Due to the restrictions on the common stock (Rule 144), the common stock was valued at 20% of the quoted stock price of $0.57 on the date of the sale. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive.

Due to the valuation of the reserve estimates, the recoverability of the carrying amounts of these assets is questionable. As a result, pursuant to FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, an impairment of $338,318 has been recognized for this property. In calculating the impairment loss, fair value was determined by reviewing the discounted cash flows of future sales.

There has been no activity from the oil and gas property during the three months ended September 30, 1998 or 1997.

                                                                  September 30,   September 30,
                                                                       1998            1997
                                                                  --------------  --------------
Capitalized costs relating to oil and gas producing activities:
   Proved undeveloped oil and gas properties (at 80%). . . . . .  $      221,694  $      221,694
   Less impairment . . . . . . . . . . . . . . . . . . . . . . .               -               -
                                                                  --------------
       Net capitalized costs . . . . . . . . . . . . . . . . . .  $      221,694  $      221,694
                                                                  ==============  ==============

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at September 30, 1998 and 1997 consisted of the following:

                                 1998       1997
                               ---------  ---------
Office equipment. . . . . . .  $ 51,469   $ 50,044
Vehicles. . . . . . . . . . .    12,000     12,000
Cattle breeding herd. . . . .    75,000     75,000
Less accumulated depreciation   (39,223)   (18,170)
Net property and equipment. .  $ 99,246   $118,874
                               =========  =========

Depreciation expense, which is calculated on a straight-line basis, was $5,265 and $5,263 for the three months ended September 30, 1998 and 1997, respectively.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NOTE  4  -  OTHER  ASSETS
-------------------------

Other assets as of June 30, 1997, consisted of computer software and intangible assets including an advanced electronic monitoring and notification system and an electronic telephone message software program in the amount of $2,671,875 acquired in 1993 and other intangibles of $14,775.

The Company determined that significant cash requirements for additional research and development are required before the software products would be available for sale. Due to the need for significant research and development, Company's management made a thorough evaluation of the Company's operations, including among other things, the carrying value of long-lived assets. Effective December 31, 1996, management determined that based on the current market conditions and an analysis of the projected undiscounted future cash flows calculated in accordance with the provisions of SFAS No. 121, the carrying amount of its computer software and intangibles may not be recoverable. The resultant impairment of these long-lived assets necessitated a write-down of $930,439 of the assets acquired in 1993. During the fiscal year ended June 30, 1998, the Company decreased other assets and the related accumulated amortization and impairment by $2,686,650.

The Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. Amortization of capitalized costs is computed using the straight-line method over the remaining estimated economic life of the product of 5 years. Other assets as of September 30, 1998 and 1997 were as follows:

                                 1998      1997
                               --------  --------
Solar pump technology . . . .  $42,500   $42,500
Other intangible assets . . .   28,500    20,000
Less accumulated amortization   (9,122)   (2,666)
Other assets, net . . . . . .  $61,878   $59,834
                               ========  ========

NOTE  5  -  SHAREHOLDER  EQUITY
-------------------------------

During the three months ended September 30, 1998 and 1997, the Company issued 4,514,500 and 8,380,000 shares of common stock, respectively, (Subject to Rule
144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $136,248 and $605,241 for the respective periods

During the six months ended June 30, 1997, the Company authorized the issuance of 10,179,385 shares of common stock in excess of common stock authorized by the State of Nevada. As of June 30, 1997, uncertificated shares amounted to 16,250,000 shares, which were not issued until the articles of incorporation were amended on October 15, 1997, authorizing 300,000,000 shares of common stock.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of September 30, 1998 and 1997 is presented below:

                                        1998        1997
                                     ----------  ----------
Options outstanding . . . . . . . .  13,500,000  13,500,000
Options granted . . . . . . . . . .           -           -
Options exercised . . . . . . . . .           -           -
Options canceled. . . . . . . . . .           -           -
Options outstanding and exercisable  13,500,000  13,500,000
                                     ==========  ==========

The following table summarizes the information about stock options as of September 30, 1998 and 1997:

                                   Weighted
                                    Average          Weighted                            Weighted
Range of                           Remaining          Average                             Average
Exercise     Number       Date    Contractual     Exercise Price        Number        Exercise Price
Price      outstanding  Granted      Life         (Total Shares)      Exercisable     (Exer. Shares)
---------  -----------  --------  -----------  ---------------------  -----------  ---------------------
 .25. . .     4,000,000  12/18/94      5 years  $                 .25    4,000,000  $                 .25
 .25 . . .    4,000,000    6/1/95      5 years                    .25    4,000,000                    .25
 .25 . . .    4,000,000    7/1/95      5 years                    .25    4,000,000                    .25
 .01 . . .    1,000,000   7/26/96      5 years                    .01    1,000,000                    .01
 .01 . . .      500,000   7/26/96      5 years                    .01      500,000                    .01
=========  -----------  ========  ===========  =====================  -----------  =====================
 .01-
  .25. .   13,500,000                5 years  $                 .22   13,500,000  $                 .22
=========  ===========            ===========  =====================  ===========  =====================

All  options were granted to consultants for services which expire in years 1999
through  2001.   Each  stock  option  granted  can be exercised for one share of common  stock.

NOTE  7  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                      1998          1997
                                                  ------------  ------------
Computed at the expected statutory rate (credit)  $  (870,000)  $  (477,000)
Valuation allowance. . . . . . . . . . . . . . .      870,000       477,000
   Income tax. . . . . . . . . . . . . . . . . .  $         -   $         -
                                                  ============  ============

Deferred tax assets are as follows:
  Net operating loss carryforward. . . . . . . .  $(4,995,000)  $(4,125,000)
 Valuation allowance . . . . . . . . . . . . . .    4,995,000     4,125,000
                                                  $         -   $         -
                                                  ============  ============

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NOTE  7  -  INCOME  TAXES  (CONTINUED)
--------------------------------------

The Company had cumulative net operating loss carryforwards of approximately $14,690,000 and $12,134,000 at September 30, 1998 and 1997, respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2002 and may be limited due to the types of business the Company may engage.

                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                            AS OF SEPTEMBER 30, 1998


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

                                                                    Oil *(Bbls)  Gas (Mcf)
                                                                    -----------  ----------
Proved undeveloped reserves. . . . . . . . . . . . . . . . . . . .       26,866    267,247
                                                                    ===========  ==========

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date  April  5,  1999          By /s/ Dr. R.B. Baker, Chairman of the Board
    ------------------           -----------------------------------------------
                                      Dr. R.B. Baker, Chairman of the Board




Date   April  5,  1999         By /s/ Mark E. Baker, Secretary/Treasurer
    ------------------           -----------------------------------------------
                                     Mark E. Baker, Secretary/Treasurer