Form 10QSB
period 1998-12-31
LOCH HARRIS INC
filed 1999-04-06
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1998

OR  [   ]  Transition  Report  Under  Section  13  or  15  (d) of the Securities
Exchange  Act  of  1934 For  the  transition  period  ________,

Commission  File  No.  0-17213

                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                   Nevada                                87-0418799
         -------------------------                    ----------------
      (State or other jurisdiction of                 (I.R.S.Employer
       incorporation or organization)                Identification No.)


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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES  [  ]  NO  [ X ]

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

                                   FORM 10-QSB

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

                                     PART II


ITEM  5  -  OTHER  INFORMATION

The Company announced, during the final quarter of 1998, the completion of negotiations related to non-disclosure instruments with Computing Devices of Canada, a subsidiary of General Dynamics.

During March of 1999, the Company expanded its cattle breeding program with the acquisition of 11 purebred Tuli bulls and 13 heifers. The cattle arrived in Fredericksburg, Texas from Canada to join the existing herd of Tuli crossbreeds. Charles Blackwell, President of AgraTech International, Inc., predicts that "the Tuli will eventually be prime prospects for a global export market that will be important for the state [Texas]."

April of 1999 brought an announcement by the Company of its relationship with a private Nevada based capital investment fund, Coldwater Capital. With this $1 million investment, the Company intends to produce a working bench model of its landmine detector prototype. The ELF (Eliminate Landmines Forever) unit is the invention of noted physicist Dr. Henry Blair, a consultant for Chemical Detection Technologies, Inc. (ChemTech).

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K


                                    EXHIBIT A


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                            Page

Consolidated Balance Sheet as of December
31, 1998 and December 31, 1997                                                 5


Consolidated Statements of Operations for three months ended
December 31, 1998 and three months ended December 31  1997                     6

Consolidated Statements of Shareholders' Equity for the three months
ended December 31, 1998 and three months ended December 31, 1997               7

Consolidated  Statement of Cash Flows for the three months ended
December 31, 1998 and three months ended December 31, 1997                     8

Notes  to  Consolidated  Financial  Statements                                 9

                                 LOCH HARRIS, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      DECEMBER 31, 1998 AND DECEMBER 31, 1997

                    ASSETS                                   1998           1997
-----------------------------------------------------  -------------  -------------
Current assets
   Cash                                                $     12,207   $        694

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2):
      Proved undeveloped properties                         221,694        221,694
Property and equipment, net of
   accumulated depreciation (Note 3)                         96,269        115,456
Other assets (Note 4)                                        60,264         61,720
                                                       -------------  -------------

    Total assets                                       $    390,434   $    399,564
                                                       =============  =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
-----------------------------------------------------
Current liabilities:
   Accounts payable                                    $     83,004   $     47,796

Shareholders' equity:
   Common stock, $.01 par value;
      300,000,000 shares authorized;
      231,031,341 and 132,500,985 shares issued
       and outstanding, respectively (Note 5)             2,310,313      1,325,010
   Additional paid in capital (Note 5)                   13,128,428     12,628,106
   Retained deficit                                     (15,067,993)   (13,601,348)
   Treasury stock                                           (63,318)             -
                                                       -------------  -------------

      Total shareholders' deficit                           307,430        351,768
                                                       -------------  -------------

         Total liabilities and shareholders' deficit   $    390,434   $    399,564
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                     LOCH HARRIS, INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                      1998         1997
                                  ------------  ----------
Revenues                          $         -   $       -
                                  ------------  ----------
Operating expenses:
   General and administrative          38,106      93,813
   Consulting services                146,507     423,563
   Salaries and benefits                  258      66,996
   Depreciation and amortization        6,879       6,877
                                  ------------  ----------

Total operating expenses              191,750     591,249
                                  ------------  ----------

Net loss                          $(  191,750)  $(591,249)
                                  ============  ==========

   The accompanying notes are an integral part of these financial statements.


                                                   LOCH HARRIS, INC.
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                                                   Retained
                                    Number of                   Additional         Earnings       Treasury
                                    Shares         Amount     Paid in Capital      (Deficit)       Stock       Total
                                                 ----------  -----------------  ---------------  ----------  ----------
BALANCE AT SEPTEMBER 30, 1997       118,559,385  $1,185,594  $     12,244,949   $  (13,010,099)  $       -   $ 420,444

Common stock issued for:
   Services                          13,941,600     139,416           383,157                -           -     522,573

Net loss                                      -           -                 -    (    591,249 )          -    (591,249)
                               ----------------  ----------  -----------------  ---------------  ----------  ----------

BALANCE AT SEPTEMBER 30, 1997       132,500,985  $1,325,010  $     12,628,106   $  (13,601,348)  $       -   $ 351,768
                               ================  ==========  =================  ===============  ==========  ==========

BALANCE AT SEPTEMBER 30, 1998       212,346,741  $2,123,467  $     13,178,491   $  (14,876,243)  $(109,538)  $ 316,177

Common stock issued for:
   Services and/or cash              18,684,600     186,846           (50,063)               -           -     136,783

Treasury Stock                                -           -                 -                -      46,220      46,220

Net loss                                      -           -                 -    (     191,750)          -    (191,750)
                               ----------------  ----------  -----------------  ---------------  ----------  ----------

BALANCE AT SEPTEMBER 30, 1998       231,031,341  $2,310,313  $     13,128,428   $  (15,067,993)  $( 63,318)  $ 307,430
                               ================  ==========  =================  ===============  ==========  ==========


The  accompanying  notes  are  an  integral  part of these financial statements.

                                      LOCH HARRIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


                                                                    1998           1997
                                                                -------------  -------------
Cash flows from operating activities:
   Net loss                                                     $ (  191,750)  $  ( 591,249)
                                                                -------------  -------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                  6,879          6,877
        Common stock issued for services                             136,783        522,573
        Increase in accounts payable                                   4,590         12,421
                                                                -------------  -------------
          Total adjustments                                          148,252        541,871
                                                                -------------  -------------

          Cash flows from operating activities                    (   43,498)    (   49,378)
                                                                -------------  -------------

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment   (     2,288)   (     1,845)
      Cash payment for the purchase of other assets                        -    (     3,500)
                                                                -------------  -------------
         Cash flows from investing activities                    (     2,288)   (     5,345)
                                                                -------------  -------------

Cash flows from financing activities:
      Cash proceeds from the sale of treasury stock                   46,220              -
                                                                -------------  -------------

Net increase (decrease) in cash                                          434        (54,723)

Cash and cash equivalents - beginning of three months                 11,773         55,417
                                                                -------------  -------------

Cash and cash equivalents - end of three months                 $     12,207   $        694
                                                                =============  =============

Supplemental disclosures of cash flow information:
    Common stock issued for services                            $    136,783   $    522,573
                                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $191,750 and $591,249 for the three months ended December 31, 1998 and 1997, respectively. For the period subsequent to December 31, 1998, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide operating expenses and funding for product development. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

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

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on December 31, 1998 or 1997.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the three  months  ended  December  31,  1998  or  1997.

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

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

There has been no activity from the oil and gas property during the three months ended December 31, 1998 or 1997.

                                                                  December 31,   December 31,
                                                                      1998           1997
                                                                  -------------  -------------
Capitalized costs relating to oil and gas producing activities:
   Proved undeveloped oil and gas properties (at 80%)             $     221,694  $     221,694
   Less impairment                                                            -              -
                                                                  -------------  -------------
       Net capitalized costs                                      $     221,694  $     221,694
                                                                  =============  =============

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at December 31, 1998 and 1997 consisted of the following:

                                 1998       1997
                               ---------  ---------

Office equipment               $ 53,757   $ 51,889
Vehicles                         12,000     12,000
Cattle breeding herd             75,000     75,000
Less accumulated depreciation   (44,488)   (23,433)
Net property and equipment     $ 96,269   $115,456
                               =========  =========

Depreciation expense, which is calculated on a straight-line basis, was $5,265 and $5,268 for the three months ended December 31, 1998 and 1997, respectively.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

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

The Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. Amortization of capitalized costs is computed using the straight-line method over the remaining estimated economic life of the product of 5 years. Other assets as of December 31, 1998 and 1997 were as follows:

                                 1998       1997
                               ---------  --------
Solar pump technology          $ 42,500   $42,500
Other intangible assets          28,500    23,500
Less accumulated amortization   (10,736)   (4,280)
Other assets, net              $ 60,264   $61,720
                               =========  ========

NOTE  5  -  SHAREHOLDER  EQUITY
-------------------------------

During the three months ended December 31, 1998 and 1997, the Company issued 18,684,600 and 13,941,600 shares of common stock, respectively, (Subject to Rule
144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $522,573 and $136,783 for the respective periods.


NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of December 31, 1998 and 1997 is presented below:

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
                                     ==========  ==========

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)
------------------------------------------------------

The following table summarizes the information about stock options as of December 31, 1998 and 1997:

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
============  ===========            ===========  =====================  ===========  =====================


All options were granted to consultants for services, which expire in years 1999
through  2001.   Each  stock  option  granted  can be exercised for one share of common  stock.

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
                                                  ============  ============

The Company had cumulative net operating loss carryforwards of approximately $14,690,000 and $12,134,000 at December 31, 1998 and 1997, respectively, for federal tax reporting purposes. The net operating loss carryforwards expire in varying amounts beginning in the year 2002 and may be limited due to the types of business the Company may engage.

                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                             AS OF DECEMBER 31, 1998


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


                                                                    Oil *(Bbls)   Gas (Mcf)
                                                                    ------------  ---------
Proved undeveloped reserves                                            26,866      267,247

Standardized measure of discounted future net cash flows
   at June 30, 1998:
      Future cash inflows                                                       $   856,884
      Future production                                                           (252,090)
 Future development costs                                                         (294,420)
      Net cash flow undiscounted                                                   310,374
      Future net cash flows 6.5% annual discount  for estimated
           timing of cash flows                                                    (88,680)
Standardized measures of discounted future net cash flows relating
   to proved undeveloped oil and gas reserves                                   $  221,694
                                                                                ============

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


Date   April  5,  1999          By  /s/ Dr. R.B. Baker, Chairman of the Board
    ------------------              ---------------------------------------
                                     Dr. R.B. Baker, Chairman of the Board




Date   April  5,  1999          By  /s/ Mark E. Baker, Secretary/Treasurer
    ------------------              ---------------------------------------
                                    Mark  E.  Baker,  Secretary/Treasurer