Form 10QSB
period 1999-03-31
LOCH HARRIS INC
filed 1999-05-17
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR  THE  QUARTER  ENDED  MARCH  31,  1999

OR  [   ]  Transition  Report  Under  Section  13  or  15  (d) of the Securities
Exchange  Act  of  1934
For  the  transition  period  ________,

Commission  File  No.  0-17213
                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              87-0418799
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or  organization)                            Identification No.)

                                14205 Burnet Rd.
                         -------------------------------
                    (Address of principal executive offices)

                               Austin, Texas 78728
                        --------------------------------
                     (Address of previous executive offices)

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   YES  [ X ]  NO  [   ]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and asked price of such common equity, as of May 14, 1999 is $9,969,269. On this date approximately 229,849,176 shares were held by non-affiliates.

 As of May 14, 1999, the issuer had 262,349,176 shares of its $0.01 par value common stock outstanding.

Transitional  Small  Business  Disclosure  Format:  YES[   ]  NO  [ X ]

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

Another subsidiary of the Company, AgraTech International, Inc., under the direction of its President Charles Blackwell, oversees the Tuli cattle breeding program and development and marketing for the solar pumps. During 1998, the Company obtained 36 head of Tuli cattle and moved them to a ranch in Fredericksburg, Texas. In early 1999, the Company added an additional herd of purebred Tuli from Canada.

InfoTech International Systems, Inc., a subsidiary established in April of 1977, directs development of the Sentry 93000 Notification System and InfoNotes system. PetroTech Resources International, Inc., a subsidiary established in July of 1997, manages the Oklahoma oil and gas operation acquired by the Company in May of 1997.

Although the Company's operations include significant costs related to research and development, the Company did not capitalize any research and development costs during the three months ended March 31, 1999. There are no current plans to increase or decrease the number of permanent employees.

                                     PART II


ITEM  5  -  OTHER  INFORMATION

The Company announced, during the final quarter of 1998, the completion of negotiations related to non-disclosure instruments with Computing Devices of Canada, a subsidiary of General Dynamics.

During March of 1999, the Company expanded its cattle breeding program with the acquisition of 11 purebred Tuli bulls and 13 heifers. The cattle arrived in Fredericksburg, Texas from Canada to join the existing herd of Tuli crossbreeds. Charles Blackwell, President of AgraTech International, Inc., predicts that "the Tuli will eventually be prime prospects for a global export market that will be important for the state [Texas]." The Company continues development of the breeding and cryogenic program.

April of 1999 brought an announcement by the Company of its relationship with a private Nevada based capital investment fund, Coldwater Capital. With this $1 million investment, the Company intends to produce a working bench model of its landmine detector prototype. The ELF (Eliminate Landmines Forever) unit is the invention of noted physicist Dr. Henry Blair, a consultant for Chemical Detection Technologies, Inc. (ChemTech). Most recently, the Company established a laboratory site and began production of the ELF model.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                    EXHIBIT A


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                               Page
Consolidated Balance Sheet as of March 31, 1999 and March 31, 1998. . . . . .  5

Consolidated Statements of Operations for three months ended March 31, 1999 and three months ended March 31, 1998 . . . . . . . . . . . . . . . . . . .  6

Consolidated Statements of Shareholders' Equity for three months ended
  March 31, 1999 and three months ended March 31, 1998. . . . . . . . . . . .  7

Consolidated Statement of Cash Flows for three months ended
  March 31, 1999 and three months ended March 31, 1998. . . . . . . . . . . .  8

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . .  9

                                 LOCH HARRIS, INC.
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                         MARCH 31, 1999 AND MARCH 31, 1998


                     ASSETS                                1999           1998
-----------------------------------------------------  -------------  -------------
Current assets
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $     34,167   $      2,705
   Account receivable . . . . . . . . . . . . . . . .        50,000
                                                       -------------
   Total current assets . . . . . . . . . . . . . . .  $     84,167   $      2,705

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2):
      Proved undeveloped properties . . . . . . . . .       221,694        221,694
Property and equipment, net of
   accumulated depreciation (Note 3). . . . . . . . .       148,193        112,660
Other assets (Note 4) . . . . . . . . . . . . . . . .        58,650         62,606
                                                       -------------  -------------

         Total assets . . . . . . . . . . . . . . . .  $    512,704   $    399,665
                                                       =============  =============


LIABILITIES AND SHAREHOLDERS' DEFICIT
-----------------------------------------------------
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . .  $    104,154   $     53,334
   Short-term note payable. . . . . . . . . . . . . .        58,563
                                                       -------------
      Total current liabilities . . . . . . . . . . .  $    162,717   $     53,334

Shareholders' equity:
   Common stock, $.01 par value;
      300,000,000 shares authorized;
      244,031,341 and 147,951,085 shares issued
       and outstanding, respectively (Note 5) . . . .     2,440,313      1,479,511
   Additional paid in capital (Note 5). . . . . . . .    13,122,594     12,948,266
   Retained deficit . . . . . . . . . . . . . . . . .   (15,171,400)   (14,081,446)
   Treasury stock . . . . . . . . . . . . . . . . . .       (41,520)             -
                                                       -------------  -------------

      Total shareholders' deficit . . . . . . . . . .       349,987        346,331
                                                       -------------  -------------

         Total liabilities and shareholders' deficit.  $    512,704   $    399,665
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                                LOCH HARRIS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                      1999         1998
                                                ----------
Revenues . . . . . . . . . . . .  $         -   $       -
                                  ------------  ----------

Operating expenses:
   General and administrative. .       31,455      46,432
   Consulting services . . . . .       64,616     393,853
   Salaries and benefits . . . .          457      32,934
   Depreciation and amortization        6,879       6,879
                                  ------------  ----------

Total operating expenses . . . .      103,407     480,098
                                  ------------  ----------

Net loss . . . . . . . . . . . .  $(  103,407)  $(480,098)
                                  ============  ==========


   The accompanying notes are an integral part of these financial statements.

                                                 LOCH HARRIS, INC.
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                               THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                                              Retained
                               Number of                   Additional         Earnings       Treasury
                                Shares       Amount      Paid in Capital      (Deficit)       Stock       Total
                              -----------  -----------  -----------------  ---------------  ----------  ----------
BALANCE AT DECEMBER 31, 1997  132,500,985  $ 1,325,010  $     12,628,106   $  (13,601,348)  $       -   $ 351,768

Common stock issued for:
   Services and/or cash. . .   15,450,100      154,501           320,160                -           -     474,661

Net loss . . . . . . . . . .            -            -                 -    (    480,098 )          -    (480,098)
                              -----------  -----------  -----------------  ---------------  ----------  ----------

BALANCE AT MARCH 31, 1998. .  147,951,085  $ 1,479,511  $     12,948,266   $  (14,081,446)  $       -   $ 346,331
                              ===========  ===========  =================  ===============  ==========  ==========

BALANCE AT DECEMBER 31, 1998  231,031,341  $ 2,310,313  $     13,128,428   $  (15,067,993)  $( 63,318)  $ 307,430

Common stock issued for:
   Services and/or cash. . .   13,000,000      130,000            (5,834)               -           -     124,166

Treasury stock . . . . . . .            -            -                 -                -      21,798      21,798

Net loss . . . . . . . . . .            -            -                 -    (     103,407)          -    (103,407)
                              -----------  -----------  -----------------  ---------------  ----------  ----------

BALANCE AT MARCH 31, 1999. .  244,031,341  $ 2,440,313  $     13,122,594   $  (15,171,400)  $( 41,520)  $ 349,987
                              ===========  ===========  =================  ===============  ==========  ==========

The  accompanying  notes  are  an  integral  part of these financial statements.

                                      LOCH HARRIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                                    1999           1998
                                                                -------------  -------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $ (  103,407)  $  ( 480,098)
                                                                -------------  -------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . .         6,879          6,879
        Common stock issued for services . . . . . . . . . . .        24,166        363,000
        Increase in accounts payable . . . . . . . . . . . . .        21,150          5,538
                                                                -------------
          Total adjustments. . . . . . . . . . . . . . . . . .        52,195        375,417
                                                                               -------------

          Cash flows from operating activities . . . . . . . .   (    51,212)    (  104,681)
                                                                -------------  -------------

Cash flows from investing activities:
      Cash received for the sale of property and equipment . .        10,311
      Cash payments for the purchase of property and equipment   (     8,937)   (     2,469)
      Cash payment for the purchase of other assets. . . . . .   (     2,500)
                                                                -------------
         Cash flows from investing activities. . . . . . . . .         1,374    (     4,969)
                                                                -------------  -------------

Cash flows from financing activities:
      Cash proceeds from sale of common stock. . . . . . . . .        50,000        102,477
      Cash proceeds from the sale of treasury stock. . . . . .        21,798          9,184
                                                                -------------  -------------
         Cash flows from financing activities. . . . . . . . .        71,798        111,661
                                                                -------------  -------------


Net increase (decrease) in cash. . . . . . . . . . . . . . . .        21,960          2,011

Cash and cash equivalents - beginning of three months. . . . .        12,207            694
                                                                -------------  -------------

Cash and cash equivalents - end of three months. . . . . . . .  $     34,167   $      2,705
                                                                =============  =============

Supplemental disclosures of cash flow information:
    Common stock issued for services . . . . . . . . . . . . .  $     24,166   $    363,000
                                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

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

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $103,407 and $480,098 for the three months ended March 31, 1999 and 1998, respectively. For the period subsequent to March 31, 1999, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide operating expenses and funding for product development. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

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

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on March 31, 1999 or 1998.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the three months ended March 31, 1999 and 1998.

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

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

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

There has been no activity from the oil and gas property during the three months ended March 31, 1999 and 1998.

                                                                    1999      1998
                                                                  --------  --------
Capitalized costs relating to oil and gas producing activities:
   Proved undeveloped oil and gas properties (at 80%). . . . . .  $221,694  $221,694
   Less impairment . . . . . . . . . . . . . . . . . . . . . . .         -         -
                                                                  --------  --------
       Net capitalized costs . . . . . . . . . . . . . . . . . .  $221,694  $221,694
                                                                  ========  ========


NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  at March 31, 1999 and 1998 consisted of the following:

                                 1999       1998
                               ---------  ---------
Office equipment. . . . . . .  $ 53,757   $ 54,358
Vehicles. . . . . . . . . . .    12,000     12,000
Cattle breeding herd. . . . .   132,189     75,000
Less accumulated depreciation   (49,753)   (28,698)
                               ---------  ---------
Net property and equipment. .  $148,193   $112.660
                               =========  =========

Depreciation expense, which is calculated on a straight-line basis, was $5,265 and $5,265 for the three months ended March 31, 1999 and 1998, respectively.

                                LOCH HARRIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

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

The Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. Amortization of capitalized costs is computed using the straight-line method over the remaining estimated economic life of the product of 5 years. Other assets as of March 31, 1999 and 1998 were as follows:

                                 1999       1998
                               ---------  --------
Solar pump technology . . . .  $ 42,500   $42,500
Other intangible assets . . .    28,500    26,000
Less accumulated amortization   (12,350)   (5,894)
                               ---------  --------
Other assets, net . . . . . .  $ 58,650   $62,606
                               =========  ========


NOTE  5  -  SHAREHOLDER  EQUITY
-------------------------------

During the three months ended March 31, 1999 and 1998, the Company issued 3,000,000 and 15,250,000 shares of common stock, respectively, (Subject to Rule
144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $24,166 and $363,000 for the respective periods.


NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of March 31, 1999 and 1998 is presented below:

                                        1999        1998
                                     ----------  ----------
Options outstanding . . . . . . . .  13,500,000  13,500,000
Options granted . . . . . . . . . .           -           -
Options exercised . . . . . . . . .           -           -
Options canceled. . . . . . . . . .           -           -
                                     ----------  ----------
Options outstanding and exercisable  13,500,000  13,500,000
                                     ==========  ==========

                                                 LOCH HARRIS, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)
------------------------------------------------------

The  following  table  summarizes  the  information  about  stock  options  as  of  March  31,  1999  and  1998:

                                          Weighted
                                           Average            Weighted                                Weighted
  Range of                                Remaining            Average                                 Average
  Exercise      Number       Date        Contractual        Exercise Price          Number          Exercise Price
    Price     outstanding  Granted           Life           (Total Shares)       Exercisable        (Exer. Shares)
------------  -----------  --------  --------------------  ----------------  --------------------  ----------------
        .25    4,000,000  12/18/94               5 years  $            .25             4,000,000  $            .25
        .25     4,000,000    6/1/95               5 years               .25             4,000,000               .25
        .25     4,000,000    7/1/95               5 years               .25             4,000,000               .25
        .01     1,000,000   7/26/96               5 years               .01             1,000,000               .01
        .01       500,000   7/26/96               5 years               .01               500,000               .01
============  -----------  ========  ====================  ================  --------------------  ================
        .01-
        .25   13,500,000   5 years                         $            .22            13,500,000  $            .22
============  ===========  ========                        ================  ====================  ================

All options were granted to consultants for services, which expire in years 1999
through  2001.   Each  stock  option  granted  can be exercised for one share of common  stock.

                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                              AS OF MARCH 31, 1999


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

                                                                    Oil *(Bbls)   Gas (Mcf)
                                                                    ------------  ----------
Proved undeveloped reserves. . . . . . . . . . . . . . . . . . . .       26,866     267,247
                                                                    ============  ==========


Standardized measure of discounted future net cash flows
   at June 30, 1998:
      Future cash inflows. . . . . . . . . . . . . . . . . . . . .                $ 856,884
      Future production. . . . . . . . . . . . . . . . . . . . . .                 (252,090)
 Future development costs. . . . . . . . . . . . . . . . . . . . .                 (294,420)
      Net cash flow undiscounted . . . . . . . . . . . . . . . . .                  310,374
      Future net cash flows 6.5% annual discount  for estimated
         timing of cash flows. . . . . . . . . . . . . . . . . . .                  (88,680)
Standardized measures of discounted future net cash flows relating
   to proved undeveloped oil and gas reserves. . . . . . . . . . .                $ 221,694
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




Date   May  14,  1999          By   /s/ Dr.  R.B.  Baker
    -----------------               --------------------------------------------
                                     Dr.  R.B.  Baker,  Chairman  of  the  Board




Date   May  14,  1999          By   /s/ Mark  E.  Baker
    -----------------               --------------------------------------------
                                     Mark  E.  Baker,  Secretary/Treasurer