Form 10KSB
period 1999-06-30
LOCH HARRIS INC
filed 1999-10-14
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
       ACT  OF  1934
FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  1999,

OR  [   ]  Transition  Report  Under  Section  13  or  15  (d) of the Securities
           Exchange  Act  of  1934
For  the  transition  period  ________,

Commission  File  No.  0-18866

                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                             87-0418799
-----------------------------------                      ----------------------
(State  or  other  jurisdiction  of                         (I.R.S. Employer
 incorporation  or  organization)                          Identification  No.)

                                 14205 Burnet Rd
                                 ---------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10 KSB, or any amendment to this Form 10-KSB. [X]

Issuer  reported  no  revenue  for  the  year  ended  June  30,  1999.

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and asked price of such common equity, as of October 8, 1999 is $36,281,111. On this date approximately 292,589,605 shares were held by non-affiliates.

 As of October 8, 1999, the issuer had 393,160,309 shares of its $0.01 par value common stock outstanding.

                                   FORM 10-KSB

                                     PART I
ITEM  1  -  BUSINESS

Business  Development
---------------------
Loch Harris, Inc. (the "Company") was incorporated under Nevada law as Green Resources, Inc. on March 13, 1985, and merged with Innovative Health Care Products Corporation, a Colorado corporation, on June 16, 1986. The name was changed in July of 1986 to Eclectix, which merged in 1988 with Loch Harris
Energy, Inc., a Delaware corporation involved in oil and gas operations. The name was changed to Loch Harris, Inc. in September of 1988.

In September of 1993, the Company acquired P. C. Sentry, Inc., a Texas corporation. The Company established AgraTech International, Inc. in January of 1997 and InfoTech International Systems, Inc. in April of 1997. During July of 1997, Loch Harris, Inc. established three additional subsidiaries, US Aerodyne, Ltd., PetroTech Resources International, Inc. and Chemical Detection Technology, Inc.

Business  of  Issuer
--------------------
Prior to 1990, we were involved in the acquisition, development, and production of oil and gas reserves. During 1989, severe economic conditions forced us to cease operations and we remained in a dormant state until 1993 when we acquired some software applications and were involved in the research and development of such properties. During 1997, we purchased an interest in an Oklahoma oil and gas operation and purchased selected assets, including technology, designs and working papers for a solar pump. During 1998, we began development of various chemical detection technologies. Additionally, the Company purchased Tuli Cattle for development and reproduction.

In early 1999, we purchased an interest in a joint venture that owns a herd of Canadian Tuli cattle, semen straws, frozen genetic embryos and other assets. One of the Company's subsidiaries, AgraTech International, Inc., manages all assets of this joint venture. During the fiscal year 1999, we also acquired additional chemical detection technologies from consultants.

At June 30, 1999, we continued the development of the chemical detection applications, the solar pumps and the Tuli cattle program. The Oklahoma oil and gas properties and the software technologies still exist within the Company's assets. The Company did not record any research and development costs during the year ended June 30, 1999. There are no significant effects on Company operations from environmental regulations.

ITEM  2  -  PROPERTIES

During 1997, the Company purchased an 80% interest in oil and gas leasehold estates in Okmulgee County, Oklahoma including existing equipment. There was activity from the oil and gas properties during the years ended June 30, 1999 or 1998.

ITEM  3  -  LEGAL  PROCEEDINGS

As  of  June  30,  1999,  there  were  no  material  pending  legal proceedings.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the second calendar quarter of 1999, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM  5  -  MARKET  FOR  COMMON  STOCK  AND  RELATED  STOCKHOLDER  MATTERS

The Company issues common stock with dividends and voting rights which is listed for trading on the Over-the-Counter Bulletin Board (OTC:BB).

On April 22, 1999, we authorized an amendment to the articles of incorporation to increase the number of authorized common stock shares to 400,000,000 shares at $0.01 par value per share.

As of June 30, 1999, there were 992 shareholders of record. There were no cash dividends declared for the years ended June 30, 1999 or 1998.

The following table indicates the range of high and low closing bid information for the Company's common stock, as obtained from National Quotation Bureau, LLC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                   Closing  Bid
                   ------------
Period Ending       High  Low
------------------  ----  ---
September 30, 1997   .24  .19
December 31, 1997    .13  .09
March 31, 1998       .08  .06
June 30, 1998        .13  .06

September 30, 1998   .06  .06
December 31, 1998    .06  .06
March 31, 1999       .05  .05
June 30, 1999        .09  .08

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Current cash requirements consist mainly of research and development costs related to the chemical detection technologies and solar pump production. Expenditures related to the Tuli cattle venture and overhead costs remain minimal at the present time. The Company is free of long-term debt. To properly provide for development of its products and expansion of its operations, the Company will be required to raise additional funds during the next twelve months. The Company anticipates obtaining operating funds through additional significant capital contributions by interested investors.

As of June 30, 1999, management is committed to continue the development of the chemical detection applications, the solar pumps and the Tuli cattle program. The Oklahoma oil and gas properties and the software technologies still exist within the Company's assets. As well, we will continue to seek opportunities to acquire other state-of-the-art technologies and assets to enhance our existing development operations.

ITEM  7  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Page
Report of Independent Auditors                             5

Consolidated Balance Sheet as of June 30, 1999 and 1998    6

Consolidated Statements of Operations for years ended
June 30, 1999 and 1998                                     7

Consolidated Statements of Shareholders' Equity for the
years ended June 30, 1999 and 1998                         8

Consolidated Statement of Cash Flows for the years ended
  June 30, 1999 and 1998                                   9

Notes to Consolidated Financial Statements                10

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



To  the  Board  of  Directors
Loch  Harris,  Inc.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of Loch Harris, Inc. and Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Loch Harris, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations for the years ended June 30, 1999 and 1998, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                                /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
October  11,  1999

                        LOCH HARRIS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 1999 AND 1998



ASSETS                                                    1999           1998
----------------------------------------------------  -------------  -------------
Current assets
   Cash                                               $    182,999   $     56,158
   Accounts receivable                                       2,766            -0-
                                                      -------------  -------------
      Total current assets                                 185,765         56,158

Oil and gas properties, using successful efforts
   Accounting, net of accumulated depreciation,
   Amortization and impairment (Note 2 ):
      Proved undeveloped properties                        221,694        221,694
Property and equipment, net of
      Accumulated depreciation (Note 3)                     46,760        100,777
Investment in joint venture (Note 4)                        70,536            -0-
Other assets (Note 5)                                       82,725         60,991

         Total assets                                 $    607,480   $    439,620
                                                      =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Current liabilities:
   Accounts payable                                   $     99,709   $     31,642
   Accrued liabilities                                      22,872            -0-
   Current maturities of long-term debt (Note 6)            49,311            -0-
                                                      -------------  -------------
      Total current liabilities                            171,892         31,642
                                                      -------------  -------------

Shareholders' equity:
   Common stock, $.01 par value; 400,000,000
      and 300,000,000 shares authorized;
     365,652,650 and 207,832,241 shares issued
      and outstanding, respectively (Note 7)             3,656,526      2,078,322
   Additional paid in capital (Note 7)                  13,021,755     13,087,388
   Retained deficit                                    (16,212,693)   (14,692,482)
   Treasury stock (Note 7)                                 (30,000)       (65,250)
                                                      -------------  -------------
      Total shareholders' equity                           435,588        407,978
                                                      -------------  -------------

         Total liabilities and shareholders' equity   $    607,480   $    439,620
                                                      =============  =============

   The accompanying notes are an integral part of these financial statements.

                         LOCH HARRIS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                         YEARS ENDED JUNE 30, 1999 AND 1998


                                                           1999           1998
                                                       -------------  -------------
Revenues                                               $        -0-   $        -0-
                                                       -------------  -------------

Operating expenses:
   General and administrative                               572,724        302,798
   Consulting services                                      347,630      2,040,929
   Salaries and benefits                                    510,119        187,439
   Depreciation and amortization                             27,027         27,507
                                                       -------------  -------------

Total operating expenses                                  1,457,500      2,558,673
                                                       -------------  -------------

Net loss from operations                                 (1,457,500)    (2,558,673)
                                                       -------------  -------------

Other income and expenses:
   Other income                                               1,473            -0-
   Other expense                                             (2,299)           -0-
   Loss on sale of assets                                   (61,885)           -0-
                                                       -------------  -------------

      Total other income and expense                        (62,711)           -0-
                                                       -------------  -------------

Loss before taxes                                      $ (1,520,211)  $ (2,558,673)
                                                       =============  =============

Basic and diluted net loss per share                   $      (.006)  $      (.017)
                                                       =============  =============

Basic and diluted weighted average shares outstanding   251,060,301    151,643,397
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                                       LOCH HARRIS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       YEARS ENDED JUNE 30, 1999 AND 1998



                                                                           Retained
                           Number of                     Additional        Earnings     Treasury
                             Shares        Amount      Paid in Capital     (Deficit)      Stock       Total
                          ------------  ------------  -----------------  -------------  ---------  ------------
BALANCE AT JUNE 30, 1997  110,179,385   $ 1,101,794   $     11,723,508   $(12,133,809)  $    -0-   $   691,493

Common stock issued for:
   Cash                    47,494,288       474,943            126,366            -0-        -0-       601,309
   Services                50,158,568       501,585          1,237,514            -0-        -0-     1,739,099

Treasury stock                    -0-           -0-                -0-            -0-    (65,250)      (65,250)

Net loss                          -0-           -0-                -0-     (2,558,673)       -0-    (2,558,673)
                          ------------  ------------  -----------------  -------------  ---------  ------------

BALANCE AT JUNE 30, 1998  207,832,241   $ 2,078,322   $     13,087,388   $(14,692,482)  $(65,250)  $   407,978

Common stock issued for:
   Cash                    51,645,409       516,454             98,027            -0-        -0-       614,481
   Services               102,525,000     1,025,250           (251,978)           -0-        -0-       773,272
   Properties               5,000,000        50,000            (17,000)           -0-        -0-        33,000

Common stock subscribed    (1,350,000)      (13,500)           (36,500)           -0-        -0-       (50,000)

Treasury stock:
   Purchased                      -0-           -0-                -0-            -0-    (37,500)      (37,500)
   Sold                           -0-           -0-             28,134            -0-     72,750       100,884

Stock options granted             -0-           -0-            113,684            -0-        -0-       113,684

Net loss                          -0-           -0-                -0-     (1,520,211)       -0-    (1,520,211)
                          ------------  ------------  -----------------  -------------  ---------  ------------

BALANCE AT JUNE 30, 1999  365,652,650   $ 3,656,526   $     13,021,755   $(16,212,693)  $(30,000)  $   435,588
                          ============  ============  =================  =============  =========  ============

   The accompanying notes are an integral part of these financial statements.

                                 LOCH HARRIS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED JUNE 30, 1999 AND 1998


                                                                              1999          1998
                                                                          ------------  ------------
Cash flows from operating activities:
   Net loss                                                               $(1,520,211)  $(2,558,673)
                                                                          ------------  ------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                          27,026        27,507
        Loss on disposal of property                                           61,885           -0-
        Common stock issued for services                                      773,272     1,739,099
        Stock options granted for consultants                                 113,684           -0-
        Decrease (increase) in accounts receivable                             (2,766)          -0-
        Increase (decrease) in accounts payable                                48,069        (5,123)
        Increase (decrease) in accrued liabilities                             22,872       (18,442)
                                                                          ------------  ------------
          Total adjustments                                                 1,044,042     1,743,041
                                                                          ------------  ------------
          Cash flows from operating activities                               (476,169)     (815,632)
                                                                          ------------  ------------

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment                (18,030)       (9,485)
      Cash proceeds from the sale of assets                                    90,951           -0-
      Cash payment for purchase of investment                                  (3,036)          -0-
      Cash payment for the purchase of other assets                           (96,551)       (9,500)
                                                                          ------------  ------------
         Cash flows from investing activities                                 (26,666)      (18,985)
                                                                          ------------  ------------

Cash flows from financing activities:
      Cash payments for purchase of treasury stock                                -0-       (65,250)
      Principal payments on long-term debt                                    (35,689)          -0-
      Proceeds from sale of treasury stock                                    100,884           -0-
      Proceeds from issuance of common stock                                  564,481       601,309
                                                                          ------------  ------------
          Cash flows from financing activities                                629,676       536,059
                                                                          ------------  ------------

Net increase (decrease) in cash                                               126,841      (298,558)
Cash and cash equivalents - beginning of year                                  56,158       354,716
                                                                          ------------  ------------

Cash and cash equivalents - end of year                                   $   182,999   $    56,158
                                                                          ============  ============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                 $     1,966   $       -0-
   Decrease in additional paid in capital by cost of treasury stock sold       72,750           -0-
   Purchase of intellectual properties for common stock                        33,000           -0-
   Purchase of investment with note payable                                    67,500           -0-
   Purchase of treasury stock with note payable                                37,500           -0-
   Stock options granted for consultants                                      113,684           -0-
   Common stock issued for services                                           773,272     1,739,099
                                                                          ============  ============

   The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

NATURE  OF  BUSINESS  AND  ORGANIZATION:
Loch Harris, Inc. and Subsidiaries (the "Company") (formerly Eclectix, Inc.) was organized under the laws of the State of Nevada on March 13, 1985. On July 31, 1988, Eclectix, Inc. entered into an agreement and plan of reorganization with the shareholders of Loch Harris Energy, Inc., in which Eclectix, Inc. acquired 100% of the common stock of Loch Harris Energy, Inc. As part of the reorganization, Eclectix, Inc. changed its name to Loch Harris, Inc.

Prior to 1990, the Company was involved in the acquisition, development, and production of oil and gas reserves. During 1989, severe economic conditions forced the Company to cease operations and the Company remained in a dormant state until 1993 when the Company acquired some software applications and was involved in the research and development of such properties. During 1997, the Company purchased an interest in an Oklahoma oil and gas operation and purchased selected assets, including technology, designs and working papers for a solar pump. During 1998 the Company began development of various chemical detection technologies. Additionally, the Company purchased Tuli Cattle for development and reproduction.

In early 1999, the Company purchased an interest in a joint venture that owns a herd of Canadian Tuli cattle, semen straws, frozen genetic embryos and other assets. One of the Company's subsidiaries, AgraTech International, Inc., manages all assets of this joint venture. During the fiscal year 1999, the Company acquired additional chemical detection technologies from consultants. The Company continues to develop chemical detection technologies.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,520,211 and $2,558,673 for the years ended June 30, 1999 and 1998, respectively. For the period subsequent to June 30, 1999, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide funds for operating expenses current and new projects. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

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

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on June 30, 1999 or 1998.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

PROPERTY  AND  EQUIPMENT:
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to seven years. Ordinary maintenance and repairs are expensed as incurred.

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the years ended June 30, 1999 or 1998.

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

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

TREASURY  STOCK:
Acquisitions and sales of the Company's treasury shares are accounted for using an average cost method.

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

During 1997, the Company purchased an 80% interest in oil and gas leasehold estates in Okmulgee County, Oklahoma including existing equipment. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive.

There has been no activity from the oil and gas property during the years ended June 30, 1999 or 1998. Capitalized costs relating to oil and gas producing activities for 80% of proved undeveloped oil and gas properties was $221,694 at June 30, 1999 and 1998.

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at June 30, 1999 and June 30, 1998 consisted of the following:

                                 1999       1998
                               ---------  ---------
Office equipment               $ 65,763   $ 47,735
Vehicles                         12,000     12,000
Cattle breeding herd              5,500     75,000
Less accumulated depreciation   (36,503)   (33,958)
                               ---------  ---------
Net property and equipment     $ 46,760   $100,777
                               =========  =========


Depreciation expense, which is calculated on a straight-line basis, was $13,260 for the year ended June 30, 1999 and $21,051 for year ended June 30, 1998.


NOTE  4  -  INVESTMENT  IN  JOINT  VENTURE
------------------------------------------

During the year ended June 30, 1999, the Company purchased a 25% undivided interest in certain Tuli cattle, semen straws, frozen genetic embryos and all other identifying assets with the cattle, from Texalta Limited Partnership. The 25% interest in the assets was contributed to AgraNetics'98. AgraNetics '98 is a joint venture between Texalta Limited Partnership (75%) and Loch Harris, Inc. (25%). AgraNetics '98 has entered into a management agreement with AgraTech International, Inc., a wholly owned subsidiary of the Company, for an initial term to manage, market and sell the assets of the joint venture. AgraTech International, Inc. will receive 35% of the gross revenue from sales of the new products generated or acquired through the joint venture, and 10% of the revenue from sales of existing assets. AgraTech International, Inc. will pay any ordinary capital or maintenance charges or expenses in connection with the management of the joint venture assets.

The investment in the joint venture is recorded on the equity method of accounting. The joint venture has not received any revenue or incurred expenses as of June 30, 1999.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  5  -  OTHER  ASSETS
-------------------------

During the years ended June 30, 1999 and 1998, the Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. Other assets as of June 30, 1999 and 1998 were as follows:

                                                              1999       1998
                                                            ---------  --------
Solar pump technology                                       $ 42,500   $42,500
Other intangible assets                                       61,500    26,000
Less accumulated amortization
  and impairment
                                                             (21,275)   (7,509)
                                                            ---------  --------
Other assets, net                                           $ 82,725   $60,991
                                                            =========  ========

Amortization charged to expense for the years ended June 30, 1999 and 1998 was $13,766 and $6,456, respectively.

NOTE  6  -  LONG-TERM  DEBT
---------------------------

Current maturities of long-term debt consists of a 10% note payable to Texalta Resources, Inc. (the general partner in Texalta Limited Partnership - Note 4), in the amount of $49,311, payable in monthly installments of $10,000 plus interest and is unsecured.

NOTE  7  -  SHAREHOLDER  EQUITY
-------------------------------

During the years ended June 30, 1999 and 1998, the Company issued 102,525,000 and 50,158,568 shares of common stock, respectively, (Subject to Rule 144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $773,272 and $1,739,099 for the respective periods.

During the years ended June 30, 1999 and 1998, the Company received capital contributions from various stockholders in connection with the private sale of free trading common stock. As a part of the sale of free trading shares of common stock, stockholders were issued three shares of restricted common stock (Rule 144) for each share of free trading stock sold and the proceeds contributed to the Company. The Company recorded the issuance of replacement shares by valuing the shares at 33% of the market value of the common stock on the issuance date.

During the years ended June 30, 1999 and 1998, the Company acquired 5,165,285 and 1,684,801 shares, respectively, of treasury stock by issuing three shares of restricted common stock (Rule 144) for each free trading share, valued at 33% of the market value of the common stock on the issuance date. During the year ended June 30, 1999, the Company sold 3,965,285 shares of treasury stock resulting in excess receipts of $28,124, which was recorded as additional paid in capital. During the year ended June 30, 1998, the Company sold 1,163,051 shares of treasury stock at cost, therefore no excess receipts or disbursements were recorded in the accompanying financial statements. As of June 30, 1999 and 1998, the Company retained 1,200,000 and 521,750 treasury shares at a cost of $30,000 and $65,250, respectively.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options as of June 30, 1999 and June 30, 1998 is presented below:

                                        1999        1998
                                     ----------  ----------
Options outstanding                  13,500,000  13,500,000
Options granted                      25,000,000         -0-
Options exercised                           -0-         -0-
Options canceled                            -0-         -0-
                                     ----------  ----------
Options outstanding and exercisable  38,500,000  13,500,000
                                     ==========  ==========

The  following  table  summarizes the information about stock options as of June
30,  1999  and  1998:

                                   Wgtd. Avrg.      Weighted                       Weighted
Range of                            Remaining       Average                        Average
Exercise      Number       Date    Contractual   Exercise Price     Number      Exercise Price
 Price     outstanding  Granted      Life       (Total Shares)   Exercisable   (Exer. Shares)
--------  -----------  --------  -----------  ----------------  -----------  ----------------
$    .25    4,000,000  12/18/94      1 years  $            .25    4,000,000  $            .25
     .25    4,000,000    6/1/95      1 years               .25    4,000,000               .25
     .25    4,000,000    7/1/95      1 years               .25    4,000,000               .25
     .01    1,000,000   7/26/96      2 years               .01    1,000,000               .01
     .01      500,000   7/26/96      2 years               .01      500,000               .01
    .051   25,000,000  04/22/99      5 years              .051   25,000,000              .051
========  ===========  ========  ===========  ================  ===========  ================
    .01-
$    .25   38,500,000              3.6 years  $            .11   38,500,000  $            .11
========  ===========            ===========  ================  ===========  ================

All  options,  which  were  granted  to  officers,  directors or consultants for
services,  expire in years 1999 through 2004.   Each stock option granted can be
exercised  for  one  share  of  common  stock.

Stock options for employees are recorded as compensation as applied under APB No. 25. Since the exercise price of the stock option is in excess of the market value at the date of grant, no compensation has been recorded at June 30, 1999.

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value based method prescribed in that Statement.

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

Dividend yield                0 %
Expected volatility       33.29 %
Risk-free interest rate     5.1 %
Expected lives            5 years

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)
------------------------------------------------------

The weighted fair value of options granted for compensation during the year ended June 30, 1999 was $0.008.

Under the accounting provisions of SFAS No. 123, the Company's net loss applicable to common stockholders and loss pro forma amounts are as follows:

Net  (loss)  applicable  to  common  stockholders:        1999
                                                      ------------
                                     As  reported     $(1,520,211)
                                     Pro  forma       $(1,596,000)


Net  (loss)  per  share:
                                     As  reported     $    (.006)
                                     Pro  forma       $    (.006)

NOTE  9  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                      1999          1998
                                                  ------------  ------------

Computed at the expected statutory rate (credit)  $  (517,000)  $  (870,000)
Non-deductible items                                    9,000           -0-
Valuation allowance                                   508,000       870,000
                                                  ------------  ------------
   Income tax                                     $       -0-   $       -0-
                                                  ============  ============

Deferred tax assets are as follows:
  Net operating loss carryforward                 $ 3,072,384   $ 2,546,384
 Valuation allowance                               (3,072,384)   (2,546,384)
                                                  ------------  ------------
                                                  $       -0-   $       -0-
                                                  ============  ============

The Company had cumulative net operating loss carryforwards of approximately $9,000,000 and $7,490,000 at June 30, 1999 and 1998, respectively, for federal tax reporting purposes. During the year ended June 30, 1999, the Company determined that $7,200,000 of net operating losses was not available to benefit future periods, therefore, the net operating loss carryforward as of June 30, 1998 has been restated. The net operating loss carryforwards expire in varying amounts beginning in the year 2008 and may be limited due to the types of business the Company may engage.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 1999 AND 1998

NOTE  10  -  EARNINGS  PER  SHARE
---------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                           1999         1998
                                                        -----------  -----------
Weighted average number of common shares
    issued in basic EPS                                 251,060,301  151,643,397
Effect of dilutive securities:
      Stock options                                               -            -
                                                        -----------  -----------
Weighted average number of common shares and
   dilutive potential common stock used in diluted EPS  251,060,301  151,643,397
                                                        ===========  ===========


Stock options convertible into 38,500,000 shares and 13,500,000 shares of common stock, respectively, were not included in computing diluted EPS for the years ended June 30, 1999 or 1998 because their effects were antidulutive.

                         BROWN, GRAHAM AND COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS



To  the  Board  of  Directors
Loch  Harris,  Inc.



Our report on our audit of the basic financial statements of Loch Harris, Inc. and Subsidiaries for the years ended June 30, 1999 and 1998 appears on page 5. Those audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The following supplemental reserve information is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and, accordingly, we express no opinion on it.


                               /S/     Brown,  Graham  and  Company,  P.C.

Georgetown,  Texas
October  11,  1999

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                                  JUNE 30, 1999


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


                                                                    Oil *(Bbls)   Gas (Mcf)
                                                                    ------------  ---------
Proved undeveloped reserves                                            26,866      267,247
                                                                    ------------  ---------

Standardized measure of discounted future net cash flows
   at June 30, 1999:
      Future cash inflows                                                         $ 856,884
      Future production                                                            (252,090)
 Future development costs                                                          (294,420)
      Net cash flow undiscounted                                                    310,374
      Future net cash flows 6.5% annual discount  for estimated
         timing of cash flows                                                       (88,680)
Standardized measures of discounted future net cash flows relating
    to proved undeveloped oil and gas reserves                                    $ 221,694


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

ITEM  8  -  CHANGES  IN/DISAGREEMENTS  WITH  ACCOUNTANTS

None.

                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS

The following table identifies the Company's directors and executive officers as of June 30, 1999. Each director shall hold office until resignation or until his successor shall have been elected and qualified. None of the above named directors hold directorships in other reporting companies.


NAME                  AGE         TITLE         PERIODS OF SERVICE
R. B. Baker            69  Chairman                1988 to present
                           Director

Charles M. Blackwell   52  Director                1997 to present

Rodney A. Boone        49  CEO                     1997 to present
                           Director

Mark E. Baker          44  CFO                     1997 to present
                           Secretary/Treasurer
                           Director

Mathew B. Harris       26  Director                1997 to present


John A. Peck           54  Director                1998 to present


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

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS (CONTINUED)

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

John A. Peck is a graduate of the advanced management program of the Harvard School of Business. He is currently a developer in the Halifax area and owns the Country Club of Halifax, Halifax Environmental Co., Inc. and Halifax Cranberry Products, Inc. From 1961 to 1991 he was associated with Cumberland Farms, where he was manager of agricultural operations and vice president of the real estate division.

ITEM  10  -  EXECUTIVE  COMPENSATION

The following table summarizes compensation paid during the last three fiscal years to the Company's executive officers and directors.

Name  And           Year  Salary   Bonus   Other Annual   Securities   Underlying      LTIP       All Other
Principal Position                           Compensa-    Restricted    Options       Payouts      Compen-
                                               tion          Stock        SARs                      sation
                                                            Awards
                                                          -----------

R. B. Baker -       1999  $ 1,718  $  -0-  $     122,020  $       -0-         -0-  $-0-      -0-  $      -0-
Chairman            1998   28,194     -0-        198,600          -0-         -0-            -0-         -0-
                    1997    6,667     -0-        119,500          -0-         -0-                        -0-

Rodney A. Boone --  1999      -0-     -0-  $     309,600  $       -0-         -0-            -0-         -0-
CEO                 1998   36,458     -0-        211,000          -0-         -0-            -0-         -0-
                    1997      -0-     -0-            -0-          -0-         -0-            -0-         -0-

ITEM  11-  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT


TITLE OF CLASS    NAME AND ADDRESS     AMOUNT AND NATURE   PERCENT OF CLASS
                OF BENEFICIAL OWNER   OF BENEFICIAL OWNER
                --------------------  -------------------

Common          R. B. Baker             23,500,000 shares              6.43
                14205 N. Burnet Road
                Austin, Texas  78728

Common          Rodney A. Boone         43,000,000 shares             11.76
                14205 N. Burnet Road
                Austin, Texas


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.


                                     PART IV

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date  October 13, 1999           By
      ---------------------          -------------------------------------------
                                     Dr.  R.B.  Baker,  Chairman  of  the  Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


Signature              Capacity                             Date
---------              --------                             ----


                       Chairman  of  the  Board             October  13,  1999
---------------------                                       ------------------
Dr.  R.B.  Baker


                       Chief  Financial  Officer            October  13,  1999
---------------------                                       ------------------
Mark  Baker