Form 10QSB
period 1999-09-30
LOCH HARRIS INC
filed 1999-11-15
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  1999,

OR  [   ]  Transition  Report  Under  Section  13  or  15  (d) of the Securities
Exchange  Act  of  1934 For  the  transition  period  ________,

Commission  File  No.  0-17213
                       -------

                                LOCH HARRIS, INC.
                                -----------------

        (Exact name of small business issuer as specified in its charter)

           Nevada                                          87-0418799
           ------                                          ----------
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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and ask price of such common equity, as of October 8, 1999 is $36,281,111. On this date approximately 292,589,605 shares were held by non-affiliates.

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

See  Exhibit  A.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The Company's current cash requirements consist mainly of research and development costs related to the chemical detection technologies and solar pump production. Expenditures related to the Tuli cattle venture and overhead costs remain minimal. To properly provide for development of its products and expansion of its operation, the Company will be required to raise additional funds through significant capital contributions. During the fall of 1999, the Company received a $1,500,000 capital commitment from an interested investor.

During 1998, Chemical Detection Technology, Inc. (ChemTech), a subsidiary established in July of 1997, expanded the Company's operations into chemical detection applications. These operations are based upon the remote sensing technology developed by Dr. Henry Blair. Bench models of the ELF (Eliminate Landmines Forever) and VAMMP (Vacuum Multi-constituent Monitor of Plasma) systems are currently being developed. Live field-testing of the ELF is expected in early 2000. A prototype of the VAMMP is expected to be completed in May 2000.

Another subsidiary of Loch Harris, Inc., AgraTech International, Inc. (AgraTech), under the direction of its President Charles Blackwell, oversees the Tuli cattle breeding program and development and marketing for the solar pumps. During 1998, the Company bought a herd of Tuli cattle and moved them to Fredericksburg, Texas. During 1999, a joint venture resulted in the addition of 24 head of purebred Canadian Tuli cattle. In October 1999, the Company announced an agreement with Rodney Jones to manufacture the solar pump he invented for Loch Harris, Inc. The solar pump operation began production in late Fall 1999.

InfoTech International Systems, Inc. (InfoTech), a subsidiary established in April of 1977, directs development of the Sentry 93000 Notification System and InfoNotes system. PetroTech Resources International, Inc. (PetroTech), a subsidiary established in July of 1997, manages the Oklahoma oil and gas operation acquired by the Company in May of 1997.

The Company is currently finalizing negotiations and formation of two new subsidiaries, PMR, a manufacturers representative to the semiconductor industry, and System Specialists Inc. (SSI), subcontractor for ELF and VAMMP prototypes.

Although the Company's operations include significant costs related to research and development, the Company did not capitalize any research and development costs during the three months ended September 30, 1999 or 1998. The Company maintains its corporate office in Austin, Texas.

                                     PART II


ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K


                                    EXHIBIT A


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                             Page
Consolidated Balance Sheets as of September 30, 1999 and September 30, 1998   5

Consolidated Statements of Operations for the three months ended
     September 30, 1999 and September 30, 1998                                6

Consolidated Statements of Shareholders' Equity for the three months ended
S     eptember 30, 1999 and September 30, 1998                                8

Consolidated Statements of Cash Flows for the three months ended
     September 30, 1999 and September 30, 1998                                9

Notes to Consolidated Financial Statements                                   10

                         LOCH HARRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998



ASSETS                                                     1999           1998
-----------------------------------------------------  -------------  -------------
Current assets
   Cash                                                $    382,687   $     11,773
   Accounts receivable                                        1,903            -0-
   Prepaid expenses                                          70,601            -0-
                                                       -------------  -------------
      Total current assets                                  455,191         11,773

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2):
      Proved undeveloped properties                         221,694        221,694
Property and equipment, net of
   accumulated depreciation (Note 3)                         48,618         99,246
Other assets, net (Note 5)                                  147,144         61,878
                                                       -------------  -------------

         Total assets                                  $    872,647   $    394,591
                                                       =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------
Current liabilities:
   Accounts payable                                    $     86,999   $     78,414
   Accrued liabilities                                       22,872            -0-
   Current maturities of long-term debt (Note 6)             50,564            -0-
                                                       -------------  -------------
      Total current liabilities                             160,435         78,414

Shareholders' equity:
   Common stock, $.01 par value;
      400,000,000 and 300,000,000 shares authorized,
       respectively; 384,750,309 and 212,346,741
       shares issued and outstanding, respectively
       (Note 7)                                           3,847,503      2,123,467
   Additional paid in capital (Note 7)                   13,424,595     13,178,491
   Retained deficit                                     (16,532,386)   (14,876,243)
   Treasury stock (Note 7)                                  (27,500)      (109,538)
                                                       -------------  -------------

      Total shareholders' equity                            712,212        316,177
                                                       -------------  -------------

         Total liabilities and shareholders' equity    $    872,647   $    394,591
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                         LOCH HARRIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                                           1999           1998
                                                       -------------  -------------

Revenues                                               $        -0-   $        -0-
                                                       -------------  -------------

Operating expenses:
   General and administrative                               249,562         35,265
   Consulting services                                       59,910        127,108
   Salaries and benefits                                        387         14,509
   Depreciation and amortization                              9,834          6,879
                                                       -------------  -------------

Total operating expenses                                    319,693        183,761
                                                       -------------  -------------

Net loss                                               $   (319,693)  $   (183,761)
                                                       =============  =============

Basic and diluted net loss per share                   $      (.001)  $      (.001)
                                                       =============  =============

Basic and diluted weighted average shares outstanding   257,874,300    156,371,735
                                                       =============  =============


   The accompanying notes are an integral part of these financial statements.

                                        LOCH HARRIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                           THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998



                                                                              Retained
                                  Number of                  Additional       Earnings      Treasury
                                   Shares       Amount    Paid in Capital     (Deficit)      Stock       Total
                                 -----------  ----------  ----------------  -------------  ----------  ----------
BALANCE AT JUNE 30, 1998         207,832,241  $2,078,322  $     13,087,388  $(14,692,482)  $ (65,250)  $ 407,978

Common stock issued for:
   Services                        4,514,500      45,145            91,103             -           -     136,248

Treasury stock                             -           -                 -             -     (44,288)    (44,288)
Net loss                                   -           -                 -      (183,761)          -    (183,761)
                                 -----------  ----------  ----------------  -------------  ----------  ----------

BALANCE AT SEPTEMBER 30, 1998    212,346,741  $2,123,467  $     13,178,491  $(14,876,243)  $(109,538)    316,177
                                 ===========  ==========  ================  =============  ==========  ==========


BALANCE AT JUNE 30, 1999         365,652,650  $3,656,526  $     13,021,755  $(16,212,693)  $ (30,000)  $ 435,588

Common stock issued for:
   Cash                           17,165,511     171,656           328,344             -           -     500,000
   Services                          582,148       5,821            12,892             -           -      18,713
   Cash (previously subscribed)    1,350,000      13,500            36,500             -           -      50,000

Contributions                              -           -             8,070             -           -       8,070

Treasury stock
   Sold                                    -           -            17,034             -       2,500      19,534

Net loss                                   -           -                 -      (319,693)          -    (319,693)
                                 -----------  ----------  ----------------  -------------  ----------  ----------

BALANCE AT SEPTEMBER 30, 1999    384,750,309  $3,847,503  $     13,424,595  $(16,532,386)  $ (27,500)  $ 712,212
                                 ===========  ==========  ================  =============  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                          LOCH HARRIS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                                                   1999        1998
                                                                ----------  ----------
Cash flows from operating activities:
   Net loss                                                     $(319,693)  $(183,761)
                                                                ----------  ----------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                               9,834       6,879
        Common stock issued for services                           18,713     136,248
        Increase (decrease) in accounts payable                     7,290      46,772
        Increase (decrease in accrued liabilities                   1,253         -0-
        Decrease (increase) in prepaid assets                     (70,601)        -0-
        Decrease (increase) in accounts receivable                    863         -0-
                                                                ----------  ----------
          Total adjustments                                       (32,648)    189,899
                                                                ----------  ----------

          Cash flows from operating activities                   (352,341)      6,138
                                                                ----------  ----------

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment     (5,575)     (3,735)
      Cash payment for the purchase of other assets                   -0-      (2,500)
                                                                ----------  ----------
         Cash flows from investing activities                      (5,575)     (6,235)
                                                                ----------  ----------

Cash flows from financing activities:
      Cash contributed                                              8,070         -0-
      Cash proceeds from issuance of common stock                 550,000         -0-
      Cash principal payments on long-term debt                   (20,000)        -0-
      Cash proceeds from the sale of treasury stock                19,534         -0-
      Cash payments for purchase of treasury stock                    -0-     (44,288)
                                                                ----------  ----------
         Cash flows from financing activities                     557,604     (44,288)
                                                                ----------  ----------

Net increase (decrease) in cash                                   199,688     (44,385)

Cash and cash equivalents - beginning of year                     182,999      56,158
                                                                ----------  ----------

Cash and cash equivalents - end of year                         $ 382,687   $  11,773
                                                                ==========  ==========

Supplemental disclosures of cash flow information:
    Common stock issued for services                            $  18,713   $ 136,248
                                                                ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

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

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $319,693 and $183,761 for the three months ended September 30, 1999 and 1998, respectively. For the period subsequent to September 30, 1999, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide funds for current operating expenses and new projects. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

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

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on September 30, 1999 or 1998.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

PROPERTY  AND  EQUIPMENT:

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years. Ordinary maintenance and repairs are expensed as incurred.

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. The Company recorded no revenues during the three months ended September 30, 1999 or 1998.

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

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

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

There has been no activity from the oil and gas property during the three months ended September 30, 1999 or 1998. Capitalized costs relating to oil and gas producing activities for 80% of proved undeveloped oil and gas properties were $221,694 at September 30, 1999 and 1998.


NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at September 30, 1999 and 1998 consisted of the following:

                                 1999       1998
                               ---------  ---------
Office equipment               $ 71,339   $ 51,469
Vehicles                         12,000     12,000
Cattle breeding herd              5,500     75,000
Less accumulated depreciation   (40,221)   (39,223)
                               ---------  ---------
Net property and equipment     $ 48,618   $ 99,246
                               =========  =========

Depreciation expense, which is calculated on a straight-line basis, was $3,717 and $5,265 for the three months ended September 30, 1999 and 1998, respectively


NOTE  4  -  INVESTMENT  IN  JOINT  VENTURE
------------------------------------------

During the year ended June 30, 1999, the Company purchased a 25% undivided interest in certain Tuli cattle, semen straws, frozen genetic embryos and all other identifying assets with the cattle, from Texalta Limited Partnership. The 25% interest in the assets was contributed to AgraNetics'98. AgraNetics '98 is a joint venture between Texalta Limited Partnership (75%) and Loch Harris, Inc. (25%). AgraNetics '98 has entered into a management agreement with AgraTech International, Inc., a subsidiary of the Company, for an initial term to manage, market and sell the assets of the joint venture. AgraTech International, Inc. will receive 35% of the gross revenue from sales of the new products generated or acquired through the joint venture, and 10% of the revenue from sales of existing assets. AgraTech International, Inc. will pay any ordinary capital or maintenance charges or expenses in connection with the management of the joint venture assets.

The investment in the joint venture is recorded on the equity method of accounting. The joint venture has not received any revenue or incurred expenses as of September 30, 1999. The Investment in AgraNetics is classified for reporting purposes along with Other Assets (see Note 5).

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


NOTE  5  -  OTHER  ASSETS
-------------------------

During the recent years, the Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. See above Note 4 for description of Investment in AgraNetics. Other assets as of September 30, 1999 and 1998 were as follows:

                                 1999       1998
                               =========  ========
Solar pump technology          $ 42,500   $42,500
Other intangible assets          61,500    28,500
Investment in AgraNetics         70,536       -0-
Less accumulated amortization   (27,392)   (9,122)
Other assets, net              $147,144   $61,878

Amortization charged to expense for the three months ended September 30, 1999 and 1998 was $6,117 and $1,614, respectively.


NOTE  6  -  LONG-TERM  DEBT
---------------------------

Current maturities of long-term debt consists of a 10% note payable to Texalta Resources, Inc. (the general partner in Texalta Limited Partnership - Note 4), in the amount of $49,311, payable in monthly installments of $10,000 plus interest and is unsecured.


NOTE  7  -  SHAREHOLDER  EQUITY
-------------------------------

During the three months ended September 30, 1999 and 1998, the Company issued 582,148 and 4,514,500 shares of common stock, respectively, (Subject to Rule
144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $18,713 and $136,248 for the respective periods.

During 1999 and 1998, the Company received capital contributions from various stockholders in connection with the private sale of free trading common stock. As a part of the sale of free trading shares of common stock, stockholders were issued three shares of restricted common stock (Rule 144) for each share of free trading stock sold and the proceeds contributed to the Company. The Company recorded the issuance of replacement shares by valuing the shares at 33% of the market value of the common stock on the issuance date.

As of September 30, 1999 and 1998, the Company retained 1,100,000 and 1,055,285 treasury shares at a cost of $27,500 and $109,538, respectively.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options for the three months ended September 30, 1999 and 1998 is presented below:

                                        1999        1998
                                     ----------  ----------
Options outstanding                  38,500,000  13,500,000
Options granted                             -0-         -0-
Options exercised                           -0-         -0-
Options canceled                            -0-         -0-
                                     ----------  ----------
Options outstanding and exercisable  38,500,000  13,500,000
                                     ==========  ==========

The following table summarizes the information about stock options as of September 30, 1999 and 1998:

                                                 Wgtd. Avrg.      Weighted        Weighted
Range of                           Remaining       Average                        Average
Exercise     Number       Date    Contractual   Exercise Price     Number      Exercise Price
Price      outstanding  Granted      Life       (Total Shares)   Exercisable   (Exer. Shares)
---------  -----------  --------  -----------  ----------------  -----------  ----------------
 .25         4,000,000  12/18/94      1 years  $            .25    4,000,000  $            .25
 .25          4,000,000    6/1/95      1 years               .25    4,000,000               .25
 .25          4,000,000    7/1/95      1 years               .25    4,000,000               .25
 .01          1,000,000   7/26/96      2 years               .01    1,000,000               .01
 .01            500,000   7/26/96      2 years               .01      500,000               .01
 .051        25,000,000  04/22/99      5 years              .051   25,000,000              .051
==============================================================================================

 .01-
 .25        38,500,000              3.6 years  $            .11   38,500,000  $            .11
=========  ===========            ===========  ================  ===========  ================

All  options,  which  were  granted  to  officers,  directors or consultants for
services,  expire in years 1999 through 2004.   Each stock option granted can be
exercised  for  one  share  of  common  stock.


NOTE  9  -  EARNINGS  PER  SHARE
--------------------------------

The  following  data  details  the  amounts used in computing earnings per share
(EPS) and the weighted average number of shares of dilutive potential common stock.

                                                           1999         1998
                                                        -----------  -----------
Weighted average number of common shares
    issued in basic EPS                                 257,874,300  156,371,735
Effect of dilutive securities:
                                                        -----------  -----------
      Stock options                                             -0-          -0-
                                                        ===========  ===========
Weighted average number of common shares and
                                                        -----------  -----------
   dilutive potential common stock used in diluted EPS  257,874,300  156,371,735
                                                        ===========  ===========

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


NOTE  9  -  EARNINGS  PER  SHARE  (CONTINUED)
---------------------------------------------

Stock options convertible into 38,500,000 shares and 13,500,000 shares of common stock, respectively, were not included in computing diluted EPS for the three months ended September 30, 1999 or 1998 because their effects were antidulutive.


NOTE  10  -  INCOME  TAXES
--------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                      1999          1998
                                                  ------------  ------------

Computed at the expected statutory rate (credit)  $  (517,000)  $  (870,000)
Non-deductible items                                    9,000           -0-
Valuation allowance                                   508,000       870,000
                                                  ------------  ------------
   Income tax                                     $       -0-   $       -0-
                                                  ============  ============

Deferred tax assets are as follows:
  Net operating loss carryforward                 $ 3,072,384   $ 2,546,384
 Valuation allowance                               (3,072,384)   (2,546,384)
                                                  ------------  ------------
                                                  $       -0-   $       -0-
                                                  ============  ============


The Company had cumulative net operating loss carryforwards of approximately $9,000,000 and $7,490,000 at September 30, 1999 and 1998, respectively, for federal tax reporting purposes. During the year ended June 30, 1999, the Company determined that $7,200,000 of net operating losses was not available to benefit future periods; therefore, the net operating loss carryforward as of September 30, 1998 has been restated. The net operating loss carryforwards expire in varying amounts beginning in the year 2008 and may be limited due to the types of business the Company may engage.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                           SEPTEMBER 30, 1999 AND 1998


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

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved undeveloped reserves are those expected to be recovered through existing wells, equipment, and operating methods, but that require a major capital expenditure.

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

                                                                    Oil *(Bbls)   Gas (Mcf)
                                                                    ------------  ---------
Proved undeveloped reserves                                               26,866   267,247
                                                                    ------------  ---------

Standardized measure of discounted future net cash flows
   as of September 30, 1999 and 1998:
      Future cash inflows                                                         $ 856,884
      Future production                                                            (252,090)
      Future development costs                                                     (294,420)
      Net cash flow undiscounted                                                    310,374
      Future net cash flows 6.5% annual discounted for estimated
                     timing of cash flows                                           (88,680)
Standardized measures of discounted future net cash flows relating
    to proved undeveloped oil and gas reserves                                    $ 221,694

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


Signature                   Capacity                Date
-------------------  -----------------------  ----------------


/S/  Dr. R.B. Baker  Chairman of the Board    November14, 1999
-------------------                           ----------------
Dr. R.B. Baker


/S/  Mark E. Baker   Chief Financial Officer  November14, 1999
-------------------                           ----------------
Mark E. Baker