Form 10QSB
period 1999-12-31
LOCH HARRIS INC
filed 2000-02-17
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR  THE  QUARTER  ENDED  DECEMBER  31,  1999,

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and ask price of such common equity, as of January 31, 2000 is $538,495,167. On this date approximately 295,175,129 shares were held by non-affiliates.

 As of January 31, 2000, the issuer had 398,885,309 shares of its $0.01 par value common stock outstanding.

Transitional  Small  Business  Disclosure  Format:    YES [ ]    NO [X]

                                   FORM 10-QSB

                                     PART I

ITEM  1  -  FINANCIAL  STATEMENTS

See  Exhibit  A.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The Company's current cash requirements consist mainly of research and development costs related to the chemical detection technologies and solar pump production. As well, the Company's three self-funding subsidiaries, ChemTech/PMR, Inc., Stockton Feed and Milling, Inc. and Ranchers Feed Yards, Inc., provide adequate cash flows to fund their operations. Expenditures related to the Tuli cattle venture and overhead costs remain minimal. To properly provide for development of its products and expansion of its operation, the Company will be required to raise additional funds through capital contributions.

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

AgraTech International, Inc. (AgraTech), under the direction of its President Charles Blackwell, oversees the Tuli cattle breeding program and development and marketing for the solar pumps. During 1998, the Company bought a herd of Tuli cattle and moved them to Fredericksburg, Texas. During 1999, a joint venture resulted in the addition of 24 head of purebred Canadian Tuli cattle. In October 1999, the Company announced an agreement with Rodney Jones to manufacture the solar pump he invented for Loch Harris, Inc. The solar pump operation began production in late 1999.

The Company acquired Stockton Feed & Milling, Inc. and Ranchers Feed Yards, Inc. on January 1, 2000 to warehouse, wholesale and retail its proprietary line of high-tech agricultural products and to serve as a showcase for the Tuli cattle. AgraTech manages these two subsidiaries.

The Company incorporated ChemTech/PMR, Inc. in the fall of 1999 to manage asset purchased from PMR, a California manufacturer's representative and equipment distributor to the semiconductor industry.

InfoTech International Systems, Inc. (InfoTech), a subsidiary established in April of 1977, directs development of the Sentry 93000 Notification System and InfoNotes system. PetroTech Resources International, Inc. (PetroTech), a subsidiary established in July of 1997, manages the Oklahoma oil and gas operation acquired by the Company in May of 1997.

PART I ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

The Company is currently finalizing negotiations and formation of another subsidiary, System Specialists Inc. (SSI), subcontractor for ELF and VAMMP prototypes.

Although the Company's operations include significant costs related to research and development, the Company did not capitalize any research and development costs during the three months ended December 31, 1999 or 1998. The Company maintains its corporate office in Austin, Texas.


                                     PART II


ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                                    EXHIBIT A


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                            Page
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.     5

Consolidated Statements of Operations for the three months ended
  December 31, 1999 and December 31, 1998. . . . . . . . . . . . . . . . .     6

Consolidated Statements of Shareholders' Equity for the three months ended
  December 31, 1999 and December 31, 1998. . . . . . . . . . . . . . . . .     7

Consolidated Statements of Cash Flows for the three months ended
  December 31, 1999 and December 31, 1998. . . . . . . . . . . . . . . . .     8

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .     9

                         LOCH HARRIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      DECEMBER 31, 1999 AND DECEMBER 31, 1998


                       ASSETS                              1999           1998
-----------------------------------------------------  -------------  -------------
Current assets
   Cash . . . . . . . . . . . . . . . . . . . . . . .  $    126,171   $     12,207
   Accounts receivable. . . . . . . . . . . . . . . .       270,372            -0-
   Prepaid expenses . . . . . . . . . . . . . . . . .        14,272            -0-
   Deposits and escrowed funds. . . . . . . . . . . .       929,491            -0-
   Inventory. . . . . . . . . . . . . . . . . . . . .        86,499            -0-
                                                       -------------  -------------
      Total current assets. . . . . . . . . . . . . .  $  1,426,805         12,207

Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2):
      Proved undeveloped properties . . . . . . . . .       221,694        221,694
Property and equipment, net of
   accumulated depreciation (Note 3). . . . . . . . .       119,305         96,269
Other assets, net (Note 5). . . . . . . . . . . . . .       141,027         60,264
                                                       -------------  -------------
         Total assets . . . . . . . . . . . . . . . .  $  1,908,831   $    390,434
                                                       =============  =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . .  $    312,686   $     83,004
   Accrued liabilities. . . . . . . . . . . . . . . .        24,947            -0-
                                                       -------------  -------------
      Total current liabilities . . . . . . . . . . .       337,633         83,004

Shareholders' equity:
   Common stock, $.01 par value;
      400,000,000 and 300,000,000 shares authorized,
       respectively; 391,925,309 and 231,031,341
       shares issued and outstanding, respectively
       (Note 6) . . . . . . . . . . . . . . . . . . .     3,919,253      2,310,313
   Additional paid in capital (Note 6). . . . . . . .    14,769,943     13,128,428
   Retained deficit . . . . . . . . . . . . . . . . .   (17,117,998)   (15,067,993)
   Treasury stock (Note 6). . . . . . . . . . . . . .           -0-        (63,318)
                                                       -------------  -------------

      Total shareholders' equity. . . . . . . . . . .     1,571,198        307,430
                                                       -------------  -------------

         Total liabilities and shareholders' equity .  $  1,908,831   $    390,434
                                                       =============  =============

   The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                         1999        1998
                                      ----------  ----------
Revenues:
   Direct product sales. . . . . . .  $ 177,139   $     -0-
   Cost of goods sold. . . . . . . .   (157,167)        -0-
                                      ----------  ----------
   Gross profit from direct sales. .     19,972         -0-

   Commissions from indirect sales .     45,063         -0-

                                      ----------  ----------
Net income before operating expenses     65,035         -0-
                                      ----------  ----------

Operating expenses:
   General and administrative. . . .    490,173      93,813
   Consulting services . . . . . . .    150,640     146,507
   Salaries and benefits . . . . . .        -0-         258
   Depreciation and amortization . .      9,834       6,879
                                      ----------  ----------

Total operating expenses . . . . . .    650,647     191,750
                                      ----------  ----------

Net loss . . . . . . . . . . . . . .  $(585,612)  $(191,750)
                                      ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                                     LOCH HARRIS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                         THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                         Additional     Retained
                                Number of                 Paid in       Earnings     Treasury
                                 Shares       Amount      Capital       (Deficit)      Stock        Total
                               -----------  ----------  ------------  -------------  ----------  -----------
BALANCE AT SEPTEMBER 30, 1998  212,346,741  $2,123,467  $13,178,491   $(14,876,243)  $(109,538)  $  316,177

Common stock issued for:
   Services . . . . . . . . .   18,684,600     186,846      (50,063)             -           -      136,783

Treasury stock. . . . . . . .            -           -            -              -      46,220       46,220
Net loss. . . . . . . . . . .            -           -            -       (191,750)          -     (191,750)
                               -----------  ----------  ------------  -------------  ----------  -----------

BALANCE AT DECEMBER 31, 1998.  231,031,341  $2,310,313  $13,128,428   $(15,067,993)  $( 63,318)  $  307,430
                               ===========  ==========  ============  =============  ==========  ===========

BALANCE AT SEPTEMBER 30, 1999  384,750,309  $3,847,503  $13,424,595   $(16,532,386)  $ (27,500)  $  712,212

Common stock issued for:
   Cash . . . . . . . . . . .    1,400,000      14,000      517,884              -           -      531,884
   Services . . . . . . . . .      775,000       7,750       16,531              -           -       24,281
   Assets . . . . . . . . . .    4,000,000      40,000       83,284              -           -      123,284
   Contributions. . . . . . .    1,000,000      10,000       43,667              -           -       53,667

Contributions . . . . . . . .            -           -      683,982              -           -      683,982

Treasury stock
   Sold . . . . . . . . . . .            -           -            -              -      27,500       27,500

Net loss. . . . . . . . . . .            -           -            -       (585,612)          -     (585,612)
                               -----------  ----------  ------------  -------------  ----------  -----------

BALANCE AT DECEMBER 31, 1999.  391,925,309  $3,919,253  $14,769,943   $(17,117,998)  $     -0-   $1,571,198
                               ===========  ==========  ============  =============  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                           LOCH HARRIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


                                                                    1999         1998
                                                                ------------  ----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $  (585,612)  $(191,750)
                                                                ------------  ----------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . .        9,834       6,879
        Common stock issued for services, etc. . . . . . . . .       77,948     136,783
        Increase (decrease) in accounts payable. . . . . . . .      225,687       4,590
        Increase (decrease) in accrued liabilities . . . . . .        2,075         -0-
        Decrease (increase) in inventory . . . . . . . . . . .      (86,499)        -0-
        Decrease (increase) in deposits & escrowed funds . . .     (929,491)        -0-
        Decrease (increase) in prepaid assets. . . . . . . . .       56,329         -0-
        Decrease (increase) in accounts receivable . . . . . .     (268,469)        -0-
                                                                ------------  ----------
          Total adjustments. . . . . . . . . . . . . . . . . .     (912.586)    148,252
                                                                ------------  ----------

          Cash flows from operating activities . . . . . . . .   (1,498,198)    (43,498)
                                                                ------------  ----------

Cash flows from investing activities:
      Cash payments for the purchase of property and equipment       48,880      (2,288)
                                                                ------------  ----------

Cash flows from financing activities:
      Cash contributed . . . . . . . . . . . . . . . . . . . .      683,982         -0-
      Cash proceeds from issuance/sale of stock. . . . . . . .      559,384      46,220
      Cash principal payments on long-term debt. . . . . . . .      (50,564)        -0-
                                                                ------------  ----------
         Cash flows from financing activities. . . . . . . . .    1,192,802      46,220
                                                                ------------  ----------

Net increase (decrease) in cash. . . . . . . . . . . . . . . .     (256,516)        434

Cash and cash equivalents - beginning of year. . . . . . . . .      382,687      11,773
                                                                ------------  ----------

Cash and cash equivalents - end of three months. . . . . . . .  $   126,171   $  12,207
                                                                ============  ==========

Supplemental disclosures of cash flow information:
    Common stock issued for services . . . . . . . . . . . . .  $    24,281   $ 136,783
                                                                ============  ==========

   The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

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

Prior to 1990, the Company was involved in the acquisition, development, and production of oil and gas reserves. During 1989, severe economic conditions forced the Company to cease operations and the Company remained in a dormant state until 1993 when the Company acquired some software applications and was involved in the research and development of such properties. During 1997, the Company purchased an interest in an Oklahoma oil and gas operation and purchased selected assets, including technology, designs and working papers for a solar pump. During 1998, the Company began development of various chemical detection technologies. Additionally, the Company purchased Tuli Cattle for development and reproduction.

In early 1999, the Company purchased an interest in a joint venture that owns a herd of Canadian Tuli cattle, semen straws, frozen genetic embryos and other assets. During the fiscal year 1999, the Company acquired additional chemical detection technologies from consultants. In the fall of 1999, the Company incorporated ChemTech/PMR, Inc. to manage the assets purchased from PMR, a California manufacturer's representative and distributor. The Company continues to develop chemical detection technologies.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $585,612 and $191,750 for the three months ended December 31, 1999 and 1998, respectively. For the period subsequent to December 31, 1999, the Company anticipates contributions by interested investors and the issuance of additional common stock to provide funds for current operating expenses and new projects. Additionally, the Company acquired two West Texas corporations which will provide cash flow and revenues, along with ChemTech/PMR, Inc. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

PRINCIPLES  OF  CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Chemical Detection Technology, Inc., AgraTech International, Inc., ChemTech/PMR, Inc., PetroTech Resources International, Inc., US Aerodyne, Ltd., InfoTech International, Inc., P.C. Sentry, Inc., and Loch Harris Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on December 31, 1999 or 1998.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. During the three months ended December 31, 1999, the Company recorded revenues from the direct and indirect sales of ChemTech/PMR, Inc. Additionally, the Company recorded deferred revenue related to the sale of genetic embryos by AgraTech International, Inc. Actual sales will be recorded once delivery of the products has occurred. The Company recorded no revenues during the three months ended December 31, 1998.

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

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

TREASURY  STOCK:
Acquisitions and sales of the Company's treasury shares are accounted for using an average cost method.

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

During 1997, the Company purchased an 80% interest in oil and gas leasehold estates in Okmulgee County, Oklahoma including existing equipment. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive. There has been no activity from the oil and gas property during the three months ended December 31, 1999 or 1998. Capitalized costs relating to oil and gas producing activities for 80% of proved undeveloped oil and gas properties were $221,694 at December 31, 1999 and 1998.

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property and equipment at December 31, 1999 and 1998 consisted of the following:

                                 1999       1998
                               ---------  ---------
Office equipment. . . . . . .  $ 93,902   $ 53,757
Other equipment . . . . . . .    51,840        -0-
Vehicles. . . . . . . . . . .    12,000     12,000
Cattle breeding herd. . . . .     5,500     75,000
Less accumulated depreciation   (43,937)   (44,488)
                               ---------  ---------
Net property and equipment. .  $119,305   $ 96,269
                               =========  =========

Depreciation expense, which is calculated on a straight-line basis, was $3,717 and $5,265 for the three months ended December 31, 1999 and 1998, respectively

NOTE  4  -  INVESTMENT  IN  JOINT  VENTURE
------------------------------------------

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

The investment in the joint venture is recorded on the equity method of accounting. The joint venture has not received any revenue or incurred expenses as of December 31, 1999. The Investment in AgraNetics is classified for reporting purposes along with Other Assets (see Note 5).

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998


NOTE  5  -  OTHER  ASSETS
-------------------------

During the recent years, the Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers for a solar pump. See above Note 4 for description of Investment in AgraNetics. Other assets as of December 31, 1999 and 1998 were as follows:

                                 1999       1998
                               ---------  ---------
Solar pump technology . . . .  $ 42,500   $ 42,500
Other intangible assets . . .    61,500     28,500
Investment in AgraNetics. . .    70,536        -0-
Less accumulated amortization   (33,509)   (10,736)
                               ---------  ---------
Other assets, net . . . . . .  $141,027   $ 60,264
                               =========  =========

Amortization charged to expense for the three months ended December 31, 1999 and 1998 was $6,117 and $1,614, respectively.

NOTE  6  -  SHAREHOLDER  EQUITY
-------------------------------

During the three months ended December 31, 1999 and 1998, the Company issued 7,175,000 and 18,684,600 shares of common stock, respectively, (Subject to Rule
144) for employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $24,281 and $136,783 for the respective periods.

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

As of December 31, 1998, the Company retained 610,000 treasury shares at a cost of $63,318.

NOTE  7  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options for the three months ended December 31, 1999 and 1998 is presented below:

                                        1999        1998
                                     ----------  ----------
Options outstanding . . . . . . . .  34,500,000  13,500,000
Options granted . . . . . . . . . .         -0-         -0-
Options exercised . . . . . . . . .         -0-         -0-
Options canceled. . . . . . . . . .         -0-         -0-
                                     ----------  ----------
Options outstanding and exercisable  34,500,000  13,500,000
                                     ==========  ==========

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NOTE  7  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)
------------------------------------------------------

The following table summarizes the information about stock options as of December 31, 1999 and 1998:

                                   Wgtd. Avrg.     Weighted                       Weighted
 Range of                           Remaining       Average                        Average
 Exercise     Number      Date     Contractual  Exercise Price     Number      Exercise Price
  Price    outstanding  Granted       Life      (Total Shares)   Exercisable   (Exer. Shares)
---------  -----------  --------  -----------  ----------------  -----------  ---------------
$     .25    4,000,000    6/1/95      1 years  $            .25    4,000,000  $           .25
      .25    4,000,000    7/1/95      1 years               .25    4,000,000              .25
      .01    1,000,000   7/26/96      2 years               .01    1,000,000              .01
      .01      500,000   7/26/96      2 years               .01      500,000              .01
     .051   25,000,000  04/22/99      5 years              .051   25,000,000             .051
=============================================================================================
     .01-
$     .25   34,500,000              3.6 years  $            .11   34,500,000  $           .11
=========  ===========            ===========  ================  ===========  ===============

All  options,  which  were  granted  to  officers,  directors or consultants for
services,  expire in years 1999 through 2004.   Each stock option granted can be
exercised  for  one  share  of  common  stock.

NOTE  8  -  INCOME  TAXES
-------------------------

A reconciliation of income tax at the statutory rate to the Company's effective rate follows:

                                                      1999          1998
                                                  ------------  ------------
Computed at the expected statutory rate (credit)  $  (517,000)  $  (870,000)
Non-deductible items . . . . . . . . . . . . . .        9,000           -0-
Valuation allowance. . . . . . . . . . . . . . .      508,000       870,000
                                                  ------------  ------------
   Income tax. . . . . . . . . . . . . . . . . .  $       -0-   $       -0-
                                                  ============  ============


Deferred tax assets are as follows:
  Net operating loss carryforward. . . . . . . .  $ 3,072,384   $ 2,546,384
 Valuation allowance . . . . . . . . . . . . . .   (3,072,384)   (2,546,384)
                                                  ------------  ------------
                                                  $       -0-   $       -0-
                                                  ============  ============

The Company had cumulative net operating loss carryforwards of approximately $9,000,000 and $7,490,000 at December 31, 1999 and 1998, respectively, for federal tax reporting purposes. During the year ended June 30, 1999, the Company determined that $7,200,000 of net operating losses was not available to benefit future periods; therefore, the net operating loss carryforward as of December 31, 1998 has been restated. The net operating loss carryforwards expire in varying amounts beginning in the year 2008 and may be limited due to the types of business the Company may engage.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                           DECEMBER 31, 1999 AND 1998


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

                                                                    Oil *(Bbls)    Gas (Mcf)
                                                                    -----------  -----------
Proved undeveloped reserves. . . . . . . . . . . . . . . . . . . .       26,866      267,247
                                                                    ===========  ===========


Standardized measure of discounted future net cash flows
   as of December 31, 1999 and 1998:
      Future cash inflows. . . . . . . . . . . . . . . . . . . . .               $  856,884
      Future production. . . . . . . . . . . . . . . . . . . . . .                 (252,090)
 Future development costs. . . . . . . . . . . . . . . . . . . . .                 (294,420)
                                                                                 -----------
      Net cash flow undiscounted . . . . . . . . . . . . . . . . .                  310,374
      Future net cash flows 6.5% annual discounted for estimated
               timing of cash flows. . . . . . . . . . . . . . . .                  (88,680)
                                                                                 -----------
Standardized measures of discounted future net cash flows relating
to proved undeveloped oil and gas reserves . . . . . . . . . . . .               $  221,694
                                                                                 ===========

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


Signature               Capacity                 Date
----------------------  -----------------------  ---------------------


/s/ Dr. R.B. Baker      Chairman of the Board    February  14,  2000
----------------------                           ----------------------
Dr. R.B. Baker


/s/ Mark E. Baker       Chief Financial Officer  February  14,  2000
----------------------                           ----------------------
Mark E. Baker