Form 10QSB
period 2000-03-31
LOCH HARRIS INC
filed 2000-05-16
CIK 766347

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934
FOR  THE  QUARTER  ENDED  MARCH  31,  2000,

OR  [   ]  Transition  Report  Under  Section  13  or  15  (d) of the Securities
           Exchange  Act  of  1934
For  the  transition  period  ________,

Commission  File  No.  0-17213
                       -------

                                LOCH HARRIS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                  87-0418799
           -------                                                  ----------
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

                                  (512) 328-7808
                                 ---------------
                (Issuer's telephone number, including area code)

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and ask price of such common equity, as of March 31, 2000 is $328,842,894. On this date approximately 322,394,994 shares were held by non-affiliates.

As of March 31, 2000, the issuer had 429,859,993 shares of its $0.01 par value common stock outstanding.

Transitional  Small  Business  Disclosure  Format:    YES[  ]    NO  [X]

                                   FORM 10-QSB

                                     PART I

ITEM  1  -  FINANCIAL  STATEMENTS

See  Exhibit  A.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SUMMARY

Loch Harris, Inc. ("Loch" or the "Company") is a new generation incubator corporation that is aggressively acquiring companies, technologies, patents and projects that have global markets and have the potential to be developed into stand-alone public companies. Loch's network has products ready for aggressive marketing which meet market needs in the vital areas of information technology, communication, agri-business, and energy.

The Company adopted its incubator business model in 1993, and has developed and organized around subsidiaries, through which it plans to bring companies public. These subsidiaries are Chemical Detection Technology, Inc., AgraTech International, Inc., and PetroTech Resources International, Inc.

Significant recent developments include the February 2000 test organized by the Institute Ruder Boskovic in conjunction with the Croatian Mine Action Center ("CROMAC") and the Croatian Ministry of the Interior to verify the effectiveness of Loch's landmine detection technology. In each of the independent tests, performed in Zagreb, the Company's landmine detection technology worked perfectly. Subsequent developments include a memorandum of understanding between CROMAC and Loch Harris to proceed with the development of its landmine detection technology ELF ("Eliminate Landmines Forever"). Loch Harris plans to return to Croatia for further tests and development. Loch Harris intends to cooperate with CROMAC to develop other possible applications of the ELF technology.

SUBSIDIARY  OPERATIONS

Chemical Detection Technology, Inc. ("ChemTech") was incorporated to develop and
-----------------------------------
commercialize proprietary remote substance detection technologies. Some of the technologies have passed laboratory tests and stand on the cusp of revolutionizing unique industry problems. With the addition of Dr. Henry Blair as Chief Scientist for ChemTech in January 1998, the company announced its intent to develop the ELF (Eliminate Landmines Forever), its first real-time remote substance detector for the location, mapping and identification of individual landmines.

By the 1st fiscal quarter of 1999, the ChemTech team expanded its fully-funded development research to include a 2nd unique real-time semi-conductor fabrication tool for the non-invasive remote sensing and mapping of the internal chemical processes in wafer plasma chambers, called VAMMP (VAcuum Multi-constituent Monitor for Plasma

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION:

Landmine detection is a prominent application for ChemTech's remote nitrate/explosives detector. Loch's proprietary technology utilizes new innovative applications of state of the art x-ray sensing techniques coupled with fluorescence designed to uniquely find concealed or buried landmines. The ELF unit will be able to actually "see" the nitrate molecules, locate and identify them in real time, less than 100 milliseconds (ms). One configuration of the ELF unit will be man portable. It will enable landmine technicians to accurately identify and document the location of landmines. ChemTech's research indicates that ELF's range could be extended to effective heights from an airborne platform.

Current landmine detection processes have not gained much in technological advancement in reliable real-time identification. Other than men with trained dogs and hand held probes, new technological breakthrough attempts utilizing ground penetrating radar (GPR), infrared (IR), microwaves, chemical sniffers or other close range recognition systems have all fallen short of delivering a reliable instrument for field use. Each technique has its own individual inherent limitations, failures and inefficiencies. The ELF unit represents a major breakthrough in landmine detection technology that could dramatically change the way landmines are currently located.

ChemTech's VAMMP (VAcuum Multi-constituent Monitor for Plasma) will monitor and measure plasma constituents in vacuum processing systems in real time using ultraviolet excitation. The technology could have far reaching impact on semiconductor manufacturing and represents a potentially lucrative application. Discussions with strategic partners are underway under binding non-disclosure agreements. The VAMMP initiative is fully-funded with a $1.5 million commitment.

FUTURE  APPLICATIONS  identified  for  ChemTech's  technology  include:

- Security monitoring in public applications (baggage, airport security, etc.)
-     Victim  recovery  and  identification
-     Alcohol  detection  devices
-     H2S  detection  in  mineshafts  and  oil  &  gas  exploration
-     Standoff  biological  and  chemical  detection  in an open air environment
-     Clean  room  monitoring  systems  that  detect  contaminating particulates
-     Vehicle  exhaust  monitoring  (smog  testing)
-     Environmental  testing
-     Earthquake  /  volcanic  prediction
-     Military,  counter  intelligence  and  counter  terrorism  applications


From the detection of contaminates in clean rooms to finding buried landmines and other UXO (unexploded ordinance), the remote sensing capabilities of ChemTech's technologies could benefit both mankind and Loch shareholders for years to come.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION:

AgraTech  International,  Inc.,  ("AgraTech")  is  currently  developing  new
-------------------------------
technologies in two areas: Tuli cattle genetic breeding and high efficiency Solar Pumping Systems (SPS).

AgraTech started this exciting project in 1997, and plans to grow their Tuli herd through the development of a high tech embryo transfer program. Now a viable commercial venture, the Tuli genetics may be purchased from AgraTech in a number of ways: as bulls, recipient heifers, genetic donors, semen, and embryos. Cryogenically preserved semen straws and frozen embryos are the stock-in-trade of AgraTech, bringing 21st century techniques to agribusiness.

On January 1, 2000, Loch Harrris, Inc. acquired two west Texas corporations, Stockton Feed & Milling, Inc. and Ranchers Feed Yards, Inc. AgraTech currently manages these subsidiaries. For approximately 40 years, Stockton Feed & Milling, Inc. has been producing and distributing a variety of agricultural feed and other products to wholesale and retail markets. Ranchers Feed Yards, Inc. derives its income by providing ranchers with a variety of services, including the storage, feeding, maintenance and eventual sales of livestock.


RECENT  ACQUISITIONS
--------------------

Loch Harris, Inc. has secured exclusive, proprietary rights to a breakthrough technology that could slash manufacturing times and advance precise measurements required in the semiconductor industry by two orders of magnitude. ChemTech scientists are already working to integrate the advanced Shack Hartmann wavefront sensor to an existing nanometrology device developed by noted physicist Dr. Henry Blair.

The result is expected to create a noninvasive, real-time, in situ remote sensing tool capable of accuracies to one billionth of a meter (10 to the minus
9th) without disturbing the environment being studied. It is currently utilized for telescope mirror alignment in operation at renowned observatories such as the Galileo in Italy, the Zeiss in Greece and the Apache Point in Arizona. The technology is expected to generate greater benefits for the semiconductor manufacturing industry. Those benefits come in the pre-process, where wafer flatness, edge condition, total thickness variation, and bow and warp must be precisely measured, and also in the end-process, where the measurement of film and roughness are critical. Current processes require as long as 10 to 16 minutes to mechanically measure these variances. Loch's ChemTech device could cut that process to less than 20 seconds, representing significant savings in the multi-billion dollar semiconductor industry.

In the last calendar quarter of 1999, Loch also acquired the assets of Phoenix Marketing Representatives ("PMR"), the California based manufacturers representative and distributor of equipment for the surface mount and microelectronics industries and incorporated ChemTech/PMR to continue to do business in this sector. ChemTech/PMR provides Loch with an important marketing arm at the time that it is developing its VAMMP technology.

In August 1999 Loch signed an intent to acquire ELF subcontractor, System Specialists, Inc. ("SSI"), contractors for military, astronomical and semiconductor applications. Under the capable leadership of Dr. Wade Poteet and Harold Cauthen, SSI has nearly three decades in design and fabrication of airborne, balloon and space borne remote sensing instrumentation. With this acquisition, Loch has positioned itself for future remote sensing applications similar to ELF and VAMMP. SSI's clientele includes NASA's Marshall Space Flight Center and Jet Propulsion Lab, Naval Research Laboratory, Raytheon Corporation, Lawrence Livermore Laboratories, National Optical Astronomy Observatories (NOAO), Ball Aerospace, Nichols Research, Inc., Brookhaven Laboratories and many more. SSI has completed a sixth and final telescope and crated it for its final journey to the top of Mt. Wilson, California. The year and a half fabrication work on the multi million dollar project will result in the six telescopes being aligned in a unique permanent arrangement by the CHARA Project, a consortium managed by Georgia Tech University in Atlanta.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION:
RECENT  ACQUISITIONS  (CONTINUED)

CONTINUED  OPERATIONS

The Company's current cash requirements consist mainly of research and development costs related to chemical detection technologies and solar pump production. The Company's three self-funding subsidiaries, ChemTech/PMR, Inc., Stockton Feed and Milling, Inc. and Ranchers Feed Yards, Inc., provide adequate cash flows to fund their operations. Expenditures related to the Tuli cattle venture and overhead costs remain minimal. To properly provide for development of its products and expansion of its operation, the Company could be required to secure additional funds through capital contributions, equity funding or other available financing options. At this time, the Company has sufficient cash, capital, and access to funding to enable the Corporation to continue ongoing projects as well as operations.

Although the Company's operations include significant costs related to research and development, the Company did not capitalize any research and development costs during the three months ended March 31, 2000 or 1999. The Company maintains its corporate office in Austin, Texas.


                                     PART II

ITEM  5  -  OTHER  INFORMATION

None.

ITEM  6  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K


                                    EXHIBIT A


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                           Page

Consolidated Balance Sheets as of March 31, 2000 and March 31, 1999. . . .   7

Consolidated Statements of Operations for the three months ended
March 31, 2000 and March 31, 1999. . . . . . . . . . . . . . . . . . . . .   8

Consolidated Statements of Shareholders' Equity for the three months ended
March 31, 2000 and March 31, 1999. . . . . . . . . . . . . . . . . . . . .   9

Consolidated Statements of Cash Flows for the three months ended
  March 31, 2000 and March 31, 1999. . . . . . . . . . . . . . . . . . . .  10

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  11


                       LOCH HARRIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        MARCH 31, 2000 AND MARCH 31, 1999

                      ASSETS                                           2000                     1999
                      -------                                       -------------            -------------
Current assets
   Cash                                                            $  1,338,171             $     34,167
   Accounts receivable                                                  532,799                   50,000
   Prepaid expenses                                                      19,714                      -0-
   Inventory                                                            359,599                      -0-
                                                                   -------------            -------------
      Total current assets                                            2,250,283                   84,167
Oil and gas properties, using successful efforts
   accounting, net of accumulated depreciation,
   amortization and impairment (Note 2):
      Proved undeveloped properties                                     221,694                  221,694
Property and equipment, net of
   accumulated depreciation (Note 3)                                    175,467                  148,193
Other assets, net (Note 5)                                            1,152,970                   58,650
                                                                   -------------            -------------
         Total assets                                              $  3,800,414             $    512,704
                                                                   =============            =============


LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------
Current liabilities:
   Accounts payable                                                $    356,720             $    104,154
   Accrued liabilities                                                   22,748                      -0-
   Short-term note payable                                            1,459,676                   58,563
                                                                   -------------            -------------
      Total current liabilities                                       1,839,144                  162,717

Shareholders' equity:
   Common stock, $.01 par value;
      500,000,000 and 300,000,000 shares authorized,
       respectively; 417,930,309 and 244,031,341
       shares issued and outstanding, respectively
       (Note 6)                                                       4,179,303                2,440,313
   Additional paid in capital (Note 6)                               18,250,169               13,122,594
   Retained deficit                                                 (20,468,202)             (15,171,400)
   Treasury stock (Note 6)                                                  -0-                  (41,520)
                                                                   -------------            -------------
      Total shareholders' equity                                      1,961,270                  349,987
                                                                   -------------            -------------
         Total liabilities and shareholders' equity                  $3,800,414                 $512,704
                                                                   =============            =============

            The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999


                                           2000          1999
                                       ------------  ----------
Revenues:
   Direct product sales                $   765,259   $     -0-
   Cost of goods sold                     (420,509)        -0-
                                       ------------  ----------
   Gross profit from direct sales          344,750         -0-

   Commissions from indirect sales          95,648         -0-

                                       ------------  ----------
Net income before operating expenses       440,398         -0-
                                       ------------  ----------

Operating expenses:
   General and administrative              562,911      31,455
   Consulting services                   3,155,527      64,616
   Salaries and benefits                    67,631         457
   Depreciation and amortization            11,142       6,879
                                       ------------  ----------

Total operating expenses                 3,797,211     103,407

Other income                                 6,609         -0-
                                       ------------  ----------

Net profit (loss)                      $(3,350,204)  $(103,407)
                                       ============  ==========

      The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999


                                                                                      Retained
                                                                    Additional        Earnings      Treasury
                                   Number of Shares    Amount     Paid in Capital     (Deficit)      Stock        Total
                                   ----------------  ----------  -----------------  -------------  ----------  ------------
BALANCE AT DECEMBER 31, 1998            231,031,341  $2,310,313  $     13,128,428   $(15,067,993)  $ (63,318)  $   307,430

Common stock issued for:
   Services and/or cash                  13,000,000     130,000            (5,834)                                 124,166

Treasury stock                                                                                        21,798        21,798
Net loss                                                                                (103,407)                 (103,407)
                                   ----------------  ----------  -----------------  -------------  ----------  ------------
BALANCE AT MARCH 31, 1999               244,031,341  $2,440,313  $     13,122,594   $(15,171,400)  $ (41,520)  $   349,987
                                   ================  ==========  =================  =============  ==========  ============


BALANCE AT DECEMBER 31, 1999            391,925,309  $3,919,253  $     14,769,943   $(17,117,998)  $     -0-   $ 1,571,198

Common stock issued for services         26,005,000     260,050         2,855,226                                3,115,276

Contributions                                                             625,000                                  625,000

Net profit (loss)                                                                     (3,350,204)               (3,350,204)
                                   ----------------  ----------  -----------------  -------------  ----------  ------------

BALANCE AT MARCH 31, 2000               417,930,309  $4,179,303  $     18,250,169   $ 20,468,202   $     -0-   $ 1,961,270
                                   ================  ==========  =================  =============  ==========  ============


      The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                    2000         1999
                                                                ------------  ----------
Cash flows from operating activities:
   Net loss                                                     $(3,350,204)  $(103,407)
                                                                ------------  ----------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization                                11,142       6,879
        Common stock issued for services, etc.                    3,115,276      24,166
        Increase (decrease) in accounts payable                      44,034      21,150
        Increase (decrease) in accrued liabilities                   (2,199)        -0-
        Decrease (increase) in inventory                           (273,100)        -0-
        Decrease (increase) in deposits & escrowed funds            929,491         -0-
        Decrease (increase) in prepaid assets                        (5,442)        -0-
        Decrease (increase) in accounts receivable                 (262,427)        -0-
                                                                ------------  ----------
          Total adjustments                                       3,556,775      52,195
                                                                ------------  ----------

          Cash flows from operating activities                      206,571     (51,212)
                                                                ------------  ----------
Cash flows from investing activities:
      Cash received from the sale of property and equipment             -0-      10,311
      Cash payments for the purchase of property and equipment
          and other assets                                          380,429     (11,437)
                                                                ------------  ----------
          Cash flows from investing activities                      380,429       1,374
                                                                ------------  ----------
Cash flows from financing activities:
      Cash contributed                                              625,000         -0-
      Cash proceeds from issuance/sale of stock                         -0-      50,000
      Cash proceeds from the sale of treasury stock                     -0-      21,798
                                                                ------------  ----------
         Cash flows from financing activities                       625,000      71,798
                                                                ------------  ----------

Net increase (decrease) in cash                                   1,212,000      21,960

Cash and cash equivalents - beginning of three months               126,171      12,207
                                                                ------------  ----------

Cash and cash equivalents - end of three months                 $ 1,338,171   $  34,167
                                                                ============  ==========

Supplemental disclosures of cash flow information:
    Common stock issued for services                            $ 3,115,276   $  24,166
                                                                ============  ==========

      The accompanying notes are an integral part of these financial statements.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

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

Prior to 1990, the Company was involved in the acquisition, development, and production of oil and gas reserves. During 1989, severe economic conditions forced the Company to cease operations and the Company remained in a dormant state until 1993 when the Company acquired some software applications and became involved in the research and development of such properties. During 1997, the Company purchased an interest in an Oklahoma oil and gas operation and purchased selected assets, including technology, designs and working papers for a solar pump. During 1998, the Company began development of various chemical detection technologies. Additionally, the Company purchased Tuli Cattle for development and reproduction.

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

On January 1, 2000, the Company acquired two west Texas corporations, Stockton Feed & Milling, Inc. and Ranchers Feed Yards, Inc. For approximately 40 years, Stockton Feed & Milling, Inc. has been producing and distributing, a variety of agricultural feed and other products to both wholesale and retail markets. Ranchers Feed Yards, Inc. derives its income by providing ranchers with a variety of services, including the storage, feeding, maintenance and eventual sales of livestock. AgraTech manages these two subsidiaries. The Company continues to develop chemical detection technologies.

GOING  CONCERN:
As shown in the accompanying consolidated financial statements, the Company incurred net losses of $3,350,204 and $103,407 for the three months ended March 31, 2000 and 1999, respectively. For the period subsequent to March 31, 2000, the Company anticipates possible capital contributions by interested investors and the issuance of additional common stock to provide funds for current operating expenses and new projects. Additionally, the Company's two West Texas corporations will provide cash flow and revenues, along with ChemTech/PMR, Inc. These funds will enable the Company to produce a level of revenue necessary to provide the Company with positive cash flow, adequate working capital and positive earnings during the next fiscal year.

PRINCIPLES  OF  CONSOLIDATION:
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Chemical Detection Technology, Inc., AgraTech International, Inc., ChemTech/PMR, Inc., Stockton Feed and Milling, Inc., Ranchers Feed Yards, Inc., PetroTech Resources International, Inc., US Aerodyne, Ltd., InfoTech International, Inc., P.C. Sentry, Inc., and Loch Harris Energy, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH  AND  CASH  EQUIVALENTS:
For purposes of the Statement of Cash Flows, the Company considers all investments with maturities of three months or less when purchased to be cash equivalents. The Company has no investments classified as cash equivalents on March 31, 2000 or 1999.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

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

REVENUE  RECOGNITION:
Revenues from the sale of the Company's products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the customer fee is fixed and collection is probable. During the three months ended March 31, 2000, the Company recorded revenues of approximately $307,524 from ChemTech/PMR, Inc.'s direct and indirect sales, approximately $422,104 from Stockton Feed & Milling, Inc.'s sales, and approximately $131,279 from Ranchers Feed Yards, Inc.'s operations. The Company recorded no revenues during the three months ended March 31, 1999.

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

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

TREASURY  STOCK:
Acquisitions and sales of the Company's treasury shares are accounted for using an average cost method.

NOTE  2  -  OIL  AND  GAS  PROPERTIES
-------------------------------------

During 1997, the Company purchased an 80% interest in oil and gas leasehold estates in Okmulgee County, Oklahoma including existing equipment. No value was assigned to the equipment due to the wells requiring substantial workovers to be productive. There has been no activity from the oil and gas property during the three months ended March 31, 2000 or 1999. Capitalized costs relating to oil and gas producing activities for 80% of proved undeveloped oil and gas properties were $221,694 at March 31, 2000 and 1999.


NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  at  March 31, 2000 and 199 consisted of the following:

                                                         2000       1999
                                                      ----------  ---------
                       Office equipment               $  96,040   $ 53,757
                                                      ----------  ---------
                       Other equipment                  296,729        -0-
                       Vehicles                          30,000     12,000
                       Land                               8,000        -0-
                       Buildings & improvements         416,252        -0-
                       Agricultural products              5,500    132,189
                       Less accumulated depreciation   (677,054)   (49,753)
                                                      ----------  ---------
                       Net property and equipment     $ 175,467   $148,193
                                                      ==========  =========

Depreciation expense, which is calculated on a straight-line basis, was $3,717 and $5,265 for the three months ended March 31, 2000 and 1998, respectively


NOTE  4  -  INVESTMENT  IN  JOINT  VENTURE
------------------------------------------

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

The investment in the joint venture is recorded on the equity method of accounting. The joint venture has not received any revenue or incurred expenses as of March 31, 2000. The Investment in AgraNetics is classified for reporting purposes along with Other Assets (see Note 5).

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999


NOTE  5  -  OTHER  ASSETS
-------------------------

During the recent years, the Company patented certain technologies related to an advanced electronic monitoring and notification system and purchased technology, designs and working papers related to the development of the Solar Pumping System (SPS). See above Note 4 for description of Investment in AgraNetics. Other assets as of March 31, 2000 and 1998 were as follows:

                                                         2000        1999
                                                      -----------  ---------
                       Solar pump technology          $   42,500   $ 42,500
                                                      -----------  ---------
                       Other intangible assets            82,232     28,500
                       Investment in AgraNetics           70,536        -0-
                       Goodwill                          997,328
                       Less accumulated amortization     (39,626)   (12,350)
                                                      -----------  ---------
                       Other assets, net              $1,152,970   $ 58,650
                                                      ==========  =========

Amortization charged to expense for the three months ended March 31, 2000 and 1998 was $6,117 and $1,614, respectively.


NOTE  6  -  SHAREHOLDER  EQUITY
-------------------------------

During the three months ended March 31, 2000 and 1999, the Company issued 26,005,000 and 3,000,000 shares of common stock, respectively, (Subject to Rule
144) for acquisition of technologies, employee compensation, consultants and professional fees. The common stock was recorded as a charge to earnings in the amount of $3,115,276 and $24,166 for the respective periods.

As of March 31, 1999, the Company retained treasury shares at a cost of $41,520.


NOTE  7  -  STOCK  OPTIONS  AND  WARRANTS
-----------------------------------------

A summary of the status of the Company's stock options for the three months ended March 31, 2000 and 1999 is presented below:

                                                               2000        1999
                                                            ----------  ----------
                       Options outstanding                  34,500,000  13,500,000
                       Options granted                             -0-         -0-
                       Options exercised                           -0-         -0-
                       Options canceled                            -0-         -0-
                                                            ----------  ----------
                       Options outstanding and exercisable  34,500,000  13,500,000
                                                            ==========  ==========

                       LOCH HARRIS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NOTE  7  -  STOCK  OPTIONS  AND  WARRANTS  (CONTINUED)
------------------------------------------------------

The  following  table summarizes the information about stock options as of March
31,  2000  and  1999:

                                          Wgtd. Avrg.        Weighted                            Weighted
        Range of                           Remaining          Average                             Average
        Exercise      Number      Date    Contractual     Exercise Price        Number        Exercise Price
         Price      outstanding  Granted     Life         (Total Shares)      Exercisable     (Exer. Shares)
      ------------  -----------  -------  -----------  ---------------------  -----------  ---------------------

      $       .25     4,000,000    6/1/95     1 years   $               .25      4,000,000     $          .25
              .25     4,000,000    7/1/95     1 years                   .25      4,000,000                .25
              .01     1,000,000   7/26/96     2 years                   .01      1,000,000                .01
              .01       500,000   7/26/96     2 years                   .01        500,000                .01
              .051   25,000,000  04/22/99     5 years                   .051    25,000,000                .051
     ===========================================================================================================
              .01-
      $       .25    34,500,000             3.6 years  $                .11     34,500,000     $          .11
      ============  ===========           ===========  =====================  =============  ===================

All  options,  which  were  granted  to  officers,  directors or consultants for
services,  expire in years 1999 through 2004.   Each stock option granted can be
exercised  for  one  share  of  common  stock.

                       LOCH HARRIS, INC. AND SUBSIDIARIES
                  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
                             MARCH 31, 2000 AND 1999


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

                                                 Oil *(Bbls)    Gas (Mcf)
                                               -------------  ------------
Proved undeveloped reserves                         26,866        267,247
                                               =============  ============
Standardized measure of discounted
future net cash flows
   as of March 31, 2000 and 1999:
      Future cash inflows                                       $ 856,884
      Future production                                          (252,090)
 Future development costs                                        (294,420)
                                                              ------------
      Net cash flow undiscounted                                  310,374
      Future net cash flows 6.5% annual
        discounted for estimated
        timing of cash flows                                      (88,680)
                                                              ------------
Standardized measures of discounted
future net cash flows relating to proved
 undeveloped oil and gas reserves                               $ 221,694
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


Signature                Capacity                          Date
---------                --------                          ----


                         Chairman  of  the  Board             May  15,  2000
----------------------                                     ---------------------
Dr.  R.B.  Baker


                         Chief  Financial  Officer             May  15,  2000
----------------------                                     ---------------------
Mark  E.  Baker